Form 10QSB
period 2008-02-29
Your Event, Inc.
filed 2008-04-17
CIK 1424100

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended February 29, 2008
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                     Commission File Number: 000-53164
---------------------------------------------------------------------------

                              YOUR EVENT, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         26-1375322
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

          7065 W. Ann Road, #130-110, Las Vegas, Nevada      89130
          ---------------------------------------------   ----------
            (Address of Principal Executive Offices)       (Zip Code)

                              Marilyn Montgomery
                         7065 W. Ann Road, #130-110
                          Las Vegas, Nevada  89130
                                (877) 871-4552
--------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 15, 2008, the registrant's outstanding common stock consisted of 10,000,000 shares, $0.001 par value, authorized - 70,000,000 common voting shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountant's Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3. Controls and Procedures................................  14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  15

Item 2.   Changes in Securities and Use of Proceeds............  15

Item 3.   Defaults upon Senior Securities......................  15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  15

Item 5.   Other Information..................................... 15

Item 6.   Exhibits and Reports on Form 8-K...................... 15

Signatures...................................................... 16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended February 29, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended February 29, 2008, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Your Event, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Your Event, Inc. (A Development Stage Company) as of February 29, 2008, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Your Event, Inc. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 16, 2008


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                                 Your Event, Inc.
                          (A Development Stage Company)
                                  Balance Sheets
                February 29, 2008 (Unaudited) and November 30, 2007


Balance Sheets
                                                (Unaudited)
                                                February 29,  November 30,
                                                    2008          2007
                                                ------------  ------------
Assets
Current Assets:
   Cash                                         $     8,560   $         -
   Funds held in escrow                                   -         9,600
                                                ------------  -----------
     Total current assets                             8,560         9,600
                                                ------------  ------------
TOTAL ASSETS                                    $     8,560   $     9,600
                                                ============  ============

Liabilities and Stockholders' Equity

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 2/29/08 and 11/30/07               -             -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 10,000,000 shares issued and
     outstanding as of 2/29/08 and 11/30/07          10,000        10,000
   Additional Paid-in Capital                           200             -
   Earnings (Deficit) accumulated during
     development stage                               (1,640)         (400)
                                                ------------  ------------
     Total liabilities and stockholders' equity       8,560         9,600
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     8,560   $     9,600
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                   For the three months ending February 29, 2008
     For the period from October 30, 2007 (Inception) to February 29, 2008
                                   (Unaudited)


Statement of Operations

                                                              For the period
                                                                   from
                                              For the three  October 30, 2007
                                               months ended   (Inception) to
                                               February 29,     February 29,
                                                   2008             2008
                                              --------------   --------------
Revenue                                       $           -    $           -
                                              --------------   --------------

Expenses:

Incorporating Fees                            $           -              400
General and administrative expenses                   1,240            1,240
                                              --------------   --------------

   Total expenses                                     1,240            1,640
                                              --------------   --------------

Net income (loss)                             $      (1,240)   $      (1,640)
                                              ==============   ==============

Weighted average number of common shares outstanding -
  basic and fully diluted                        10,000,000       10,000,000
                                              ==============   ==============

Net (loss) per share - basic and fully diluted$       (0.00)   $       (0.00)
                                              ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                                  Your Event, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   For the three months ending February 29, 2008
       For the period from October 30, 2007 (Inception) to November 30, 2007
                                    (Unaudited)


Statement of Cash Flows

                                                              For the period
                                                                   from
                                              For the three  October 30, 2007
                                               months ended   (Inception) to
                                               February 29,     February 29,
                                                   2008             2008
                                              --------------   --------------
Cash flows from operating activities:

Net income (loss)                             $      (1,240)   $      (1,640)
                                              --------------   --------------


Cash flows from financing activities:

Sale of Common Stock                                      -           10,000
Contributed capital                                     200              200
                                              --------------   --------------
Cash provided (used) by financing activities            200           10,200


Net increase (decrease) in cash                      (1,040)           8,560
Cash at beginning of period                           9,600                -
                                              --------------   --------------
Cash at end of period                         $       8,560    $       8,560
                                              ==============   ==============


Supplemental disclosures:

Interest paid                                 $           -    $           -
                                              ==============   ==============
Income taxes paid                             $           -    $           -
                                              ==============   ==============
Non-cash transactions                         $           -    $           -
                                              ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2007 and notes thereto included in the Company's S-1/A registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 29, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(1,640) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Your Event, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Your Event, Inc. (the "Company") was incorporated in the state of Nevada on October 30, 2007. We have not generated any revenue to date and we are a development stage company. Your Event, Inc. is focused on becoming an event planning company primarily serving the Las Vegas, Nevada market. Our goal is to plan corporate events such as conventions, business conferences, and product launches, as well as social events such as weddings, reunions, and anniversaries, and develop and implement a marketing and sales program to sell these event planning services.

Your Event, Inc. is attempting to become fully operational. In order to generate revenues, Your Event, Inc. must address the following areas:

   1. Identify businesses, business groups, and social groups that are in need of the Company's event planning services.

   2.  Complete the stock offering and apply for listing on the OTC
       Bulletin Board.

   3. Raise an additional $200,000 for the needed working capital to obtain commercial office space, hire and train appropriate staff, and market the Company's event planning services.

We do not have sufficient capital to become fully operational. We will require additional funding to sustain operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will fail, and we shall be forced to cease operations.

The Company's business plan focuses on becoming an event planning company primarily serving the Las Vegas, Nevada market. Our major obstacle in moving our business plan forward is funding. Management believes we need to raise $200,000 in order to fund our business. It is management's goal to obtain the necessary funding in the next three months.

With the funds available from the original private placement, management believes it has sufficient funds to pay for legal and accounting expenses to maintain our status as full reporting company for the next twelve (12) months. Management has determined that an additional $200,000 will be needed to build its business operations to its full capacity. These funds will help finance the renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations.
In the meantime, management plans to initiate its business operations on a limited basis, by building a customer base and hosting events where it has the capacity to do so.

Going Concern - The Company experienced operating losses, since its inception on October 30, 2007 through the period ended February 29, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Your Event, Inc. has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the three month period ended February 29, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant profit for the next year.

During the three months ended February 29, 2008, the Company had $(1,240) in expenses. These expenses represented general and administrative expenses, primarily to keep the Company full reporting. There is no comparison to the previous year, since the Company was incorporated on October 30, 2007. Since the Company's inception, the Company experienced a net lost $(1,640).


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company seeks funding to implement its business plan.

Management believes the Company can sustain itself for the next twelve months. However, there can be no assurances to that effect. The Company will require additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

The Company filed its initial Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission on January 18, 2008. The Registration Statement was declared effective on April 10, 2008. This Registration has been coordinated with the Securities Division of the State of Nevada. Management is now in the process of completing this offering to further capitalize the Company. Whether or not the Company raises any funds from this offering, it still plans to launch its business plan.

Liquidity and Capital Resources

As of February 29, 2008, the Company's current assets exceeded its current liabilities by $8,560.

On October 30, 2007 (inception), we issued 10,000,000, par value $0.001 common shares of stock for cash to the five founding shareholders, including 8,200,000 shares to Marilyn Montgomery, who is our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

There have been no other issuance of shares since our inception on October 30, 2007. As of April 15, 2008, we have a total five (5) shareholders.

There have been no other issuance of stock.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended February 29, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through February 29, 2008. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information

Your Event, Inc. Common Stock, $0.001 par value, is not listed on any exchange.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.


Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

The Company filed its initial Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission on January 18, 2008. The Registration Statement was declared effective on April 10, 2008.


ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

No Current Reports were filed during the Quarter ending February 29, 2008.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Your Event, Inc.
                                          -------------------
                                              Registrant

Date:  April 16, 2008             By:   /s/ Marilyn Montgomery
       --------------             ---------------------------------------------
                                            Marilyn Montgomery
                                            Title: President, Chief Executive
                                            Officer, Chief Financial Officer,
                                            Secretary and Director (Principal
                                            Executive, Financial, and Accounting
                                            Officer)