Form 10QSB
period 2008-05-31
Your Event, Inc.
filed 2008-07-03
CIK 1424100

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended May 31, 2008
---------------------------------------------------------------------------

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

As of June 24, 2008, the registrant's outstanding common stock consisted of 10,000,000 shares, $0.001 par value, authorized - 70,000,000 common voting shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9

Item 3. Controls and Procedures................................  13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  14

Item 5.   Other Information..................................... 14

Item 6.   Exhibits and Reports on Form 8-K...................... 14

Signatures...................................................... 15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended May 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
May 31, 2008, follow.

                                 Your Event, Inc.
                          (A Development Stage Company)
                                  Balance Sheets
                  May 31, 2008 (Unaudited) and November 30, 2007


Balance Sheets
                                                (Unaudited)
                                                   May 31,    November 30,
                                                    2008          2007
                                                ------------  ------------
Assets
Current Assets:
   Cash                                         $     2,772   $         -
   Funds held in escrow                                   -         9,600
                                                ------------  -----------
     Total current assets                             2,772         9,600
                                                ------------  ------------
TOTAL ASSETS                                    $     2,772   $     9,600
                                                ============  ============

Liabilities and Stockholders' Equity

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 5/31/08 and 11/30/07               -             -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 10,000,000 shares issued and
     outstanding as of 5/31/08 and 11/30/07          10,000        10,000
   Additional Paid-in Capital                           200             -
   Earnings (Deficit) accumulated during
     development stage                               (7,428)         (400)
                                                ------------  ------------
     Total liabilities and stockholders' equity       2,772         9,600
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     2,772   $     9,600
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                             Statements of Operations
                 For the three and six months ending May 31, 2008
         For the period from October 30, 2007 (Inception) to May 31, 2008
                                   (Unaudited)


Statements of Operations

                                                              For the period
                                                                   from
                              For the three    For the six   October 30, 2007
                               months ended    months ended   (Inception) to
                                  May 31,         May 31,          May 31,
                                   2008            2008             2008
                              --------------  --------------   --------------
Revenue                       $           -   $           -    $           -
                              --------------  --------------   --------------

Expenses:

Incorporating Fees                        -               -              400
General and
  administrative expenses             5,788           7,028            7,028
                              --------------  --------------   --------------
   Total expenses                     5,788           7,028            7,428
                              --------------  --------------   --------------

Net income (loss)             $      (5,788)  $      (7,028)   $      (7,428)
                              ==============  ==============   ==============

Weighted average number of
  common shares outstanding -
  basic and fully diluted        10,000,000      10,000,000       10,000,000
                              ==============  ==============   ==============

Net (loss) per share - basic
  and fully diluted           $       (0.00)  $       (0.00)   $       (0.00)
                              ==============  ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                                  Your Event, Inc.
                          (A Development Stage Company)
                             Statements of Cash Flows
                      For the six months ending May 31, 2008
        For the period from October 30, 2007 (Inception) to May 31, 2007
                                    (Unaudited)


Statements of Cash Flows

                                                              For the period
                                                                   from
                                               For the six   October 30, 2007
                                               months ended   (Inception) to
                                                  May 31,          May 31,
                                                   2008             2008
                                              --------------   --------------
Operating activities:

Net income (loss)                             $      (7,028)   $      (7,428)
                                              --------------   --------------

Financing activities:

Sale of Common Stock                                      -           10,000
Contributed capital                                     200              200
                                              --------------   --------------
Cash provided (used) by financing activities            200           10,200

Net increase (decrease) in cash                      (6,828)           2,772
Cash at beginning of period                           9,600                -
                                              --------------   --------------
Cash at end of period                         $       2,772    $       2,772
                                              ==============   ==============

Supplemental disclosures:

Interest paid                                 $           -    $           -
                                              ==============   ==============
Income taxes paid                             $           -    $           -
                                              ==============   ==============
Non-cash transactions                         $           -    $           -
                                              ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(7,428) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company's business plan focuses on becoming an event planning company primarily serving the Las Vegas, Nevada market. Our major obstacle in moving our business plan forward is funding. Management believes we need to raise $200,000 in order to fund our business. It is management's goal to obtain the necessary funding in the next six months.

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

Going Concern - The Company experienced operating losses of $(7,428), since its inception on October 30, 2007 through the period ended May 31, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Your Event, Inc. has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the six month period ended May 31, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant profit for the next year.

During the three months ended May 31, 2008, the Company had $(5,788) in expenses. During the six months ended May 31, 2008, the Company had $(7,028) in expenses. These expenses represented general and administrative expenses, primarily to keep the Company full reporting. There is no comparison to the previous year, since the Company was incorporated on October 30, 2007. Since the Company's inception, the Company experienced a net lost $(7,428).


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

Liquidity and Capital Resources

As of May 31, 2008, the Company's current assets exceeded its current liabilities by $2,772.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended May 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through May 31, 2008. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

b)  Reports on Form 8-K

No Current Reports were filed during the Quarter ending May 31, 2008.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Your Event, Inc.
                                          -------------------
                                              Registrant

Date:  July 3, 2008               By:   /s/ Marilyn Montgomery
       ------------               ---------------------------------------------
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