Form 10QSB
period 2008-08-31
Your Event, Inc.
filed 2008-10-06
CIK 1424100

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended August 31, 2008
---------------------------------------------------------------------------

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

As of October 3, 2008, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 par value, authorized - 70,000,000 common voting shares.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 14

Signatures...................................................... 15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended August 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended August 31, 2008, follow.

                                 Your Event, Inc.
                          (A Development Stage Company)
                                  Balance Sheets


Balance Sheets
                                                (Unaudited)
                                                 August 31,   November 30,
                                                    2008          2007
                                                ------------  ------------
ASSETS

Current Assets:
   Cash                                         $     1,890   $         -
   Funds held in escrow                               5,000         9,600
                                                ------------  -----------
     Total current assets                             6,890         9,600
                                                ------------  ------------
TOTAL ASSETS                                    $     6,890   $     9,600
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                                      -             -
                                                ------------  ------------
     Total liabilities                                    -             -
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 8/31/08 and 11/30/07               -             -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 11,000,000, 10,000,000
     shares issued and outstanding as of 8/31/08
     and 11/30/07, respectively                      11,000        10,000
   Additional Paid-in Capital                         4,200             -
   Earnings (Deficit) accumulated during
     development stage                               (8,310)         (400)
                                                ------------  ------------
     Total stockholders' equity                       6,890         9,600
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     6,890   $     9,600
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                             Statements of Operations
                                   (Unaudited)


Statements of Operations

                                                              For the period
                                                                   from
                              For the three    For the nine  October 30, 2007
                               months ended    months ended   (Inception) to
                                August 31,      August 31,       August 31,
                                   2008            2008             2008
                              --------------  --------------   --------------
Revenue                       $           -   $           -    $           -
                              --------------  --------------   --------------

Expenses:

Incorporating Fees                        -               -              400
General and
  administrative expenses               882           7,910            7,910
                              --------------  --------------   --------------
   Total expenses                       882           7,910            8,310
                              --------------  --------------   --------------

Net loss before income taxes           (882)         (7,910)          (8,310)

Provision for Income Tax                  -               -                -
                              --------------  --------------   --------------

Net income (loss)             $        (882)  $      (7,910)   $      (8,310)
                              ==============  ==============   ==============

Net (loss) per share - basic
  and fully diluted$          $       (0.00)  $       (0.00)
                              ==============  ==============

Weighted average number of
  common shares outstanding -
  basic and fully diluted        11,000,000      11,000,000
                              ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                                  Your Event, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                    (Unaudited)


Statement of Cash Flows

                                                              For the period
                                                                   from
                                               For the nine  October 30, 2007
                                               months ended   (Inception) to
                                                August 31,       August 31,
                                                   2008             2008
                                              --------------   --------------
Operating activities:

Net income (loss)                             $      (7,910)   $      (8,310)
                                              --------------   --------------

Financing activities:

Sale of Common Stock                                  5,000           15,000
Contributed capital                                     200              200
                                              --------------   --------------
Cash provided (used) by financing activities          5,200           15,200

Net increase (decrease) in cash                      (2,710)           6,890
Cash at beginning of period                           9,600                -
                                              --------------   --------------
Cash at end of period                         $       6,890    $       6,890
                                              ==============   ==============

Supplemental disclosures:

Interest paid                                 $           -    $           -
                                              ==============   ==============
Income taxes paid                             $           -    $           -
                                              ==============   ==============
Non-cash transactions                         $           -    $           -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $8,310 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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


Note 4 - Stockholders' Equity

The Company filed a registration statement with the U. S. Securities and Exchange Commission. The registration was deemed effective on April 10, 2008. The Company coordinated the registration with the Securities Division of the State of Nevada. When the offering was closed on June 30, 2008, 1,000,000 shares of the Company's 0.001 par value common stock were sold to twenty-nine (29) investors at a price of $0.005 per share pursuant to a self-underwritten offering in conjunction with the registered offering for an aggregate of $5,000.00.

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

The Company's business plan focuses on becoming an event planning company primarily serving the Las Vegas, Nevada market. Our major obstacle in moving our business plan forward is funding. Management believes we need to raise $200,000 in order to fund our business. It is management's goal to obtain the necessary funding in the next nine months.

With the funds available from our original private placement and stock offering, management believes it has sufficient funds to pay for legal and accounting expenses to maintain our status as full reporting company for the next twelve (12) months.

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

Going Concern - The Company experienced operating losses of $(8,310), since its inception on October 30, 2007 through the period ended August 31, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Your Event, Inc. has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the nine month period ended August 31, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant profit for the next year.

During the three months ended August 31, 2008, the Company had $882 in expenses. During the nine months ended August 31, 2008, the Company had $7,910 in expenses. These expenses represented general and administrative expenses, primarily legal and accounting fees to keep the Company full reporting. There is no comparison to the previous year, since the Company was incorporated on October 30, 2007. Since the Company's inception, the Company experienced a net lost $(8,310).


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

The Company filed its initial Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission on January 18, 2008. The Registration Statement was declared effective on April 10, 2008. This Registration has been coordinated with the Securities Division of the State of Nevada. The offering was closed on June 30, 2008, 1,000,000 shares of the Company's 0.001 par value common stock were sold to twenty-nine (29) investors at a price of $0.005 per share pursuant to a self-underwritten offering in conjunction with the registered offering for an aggregate of $5,000.00.

Liquidity and Capital Resources
-------------------------------

As of August 31, 2008, the Company's current assets exceeded its current liabilities by $6,890.

On October 30, 2007 (inception), we issued 10,000,000, par value $0.001 common shares of stock for cash to the five founding shareholders, including 8,200,000 shares to Marilyn Montgomery, who is our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

We filed a registration statement with the U. S. Securities and Exchange Commission which was deemed effective on April 10, 2008. We coordinated the registration with the Securities Division of State of Nevada. When the offering was closed on June 30, 2008, 1,000,000 shares of the Company's 0.001 par value common stock were sold to twenty-nine (29) investors at a price of $0.005 per share pursuant to a self-underwritten offering in conjunction with the registered offering for an aggregate of $5,000.00.

There have been no other issuance of shares since our inception on October 30, 2007. As of October 3, 2008, we have a total thirty-four (34) shareholders.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended May 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through August 31, 2008. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

Your Event, Inc. Common Stock, $0.001 par value, is not listed on any exchange. We have begun the process of applying for listing of our stock on the OTC-BB through a broker-dealer. We are currently in the comment phase for listing. There are no assurances that our stock will ever be listed on the OTC-BB or any other exchange.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the quarter covered by this report.


Dividends
---------

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

ITEM 2.  Changes in Securities and Use of Proceeds

On June 30, 2008, we closed our registered offering, whereby we sold 1,000,000 shares of our 0.001 par value common stock to twenty-nine (29) investors at a price of $0.005 per share pursuant to a self-underwritten offering for an aggregate of $5,000.00.

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

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

No Current Reports were filed during the Quarter ending August 31, 2008.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Your Event, Inc.
                                          -------------------
                                              Registrant

Date:  October 3, 2008           By:   /s/ Marilyn Montgomery
       ---------------           ---------------------------------------------
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

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Your Event, Inc.

Date: October 3, 2008                       By: /s/ Marilyn Montgomery
      ---------------                       -------------------------------
                                                     Marilyn Montgomery
                                                     Chief Executive Officer