Form 10-K
period 2008-11-30
Your Event, Inc.
filed 2009-02-11
CIK 1424100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended November 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  000-53164

                                   Your Event, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    26-1375322
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

            7065 W. Ann Road, #130-110, Las Vegas, Nevada      89130
            ---------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code:  (877) 871-4552

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at January 12, 2009, computed by reference to the $0.005 Registration Statement per-share price on July 16, 2008 (date of effectiveness), was $14,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of January 12, 2009, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            5

ITEM 2.  PROPERTIES                                                         19

ITEM 3.  LEGAL PROCEEDINGS                                                  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           21

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            22
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   27
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            27

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE               30

ITEM 11. EXECUTIVE COMPENSATION                                             34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   35
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     36
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             37

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            38

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may", "could", "estimate", "intend", "continue", "believe", "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o  inability to fulfill and plan an event for an organization;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Your Event", "the Company", "we", "us", and "our" refer to Your Event, Inc.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Your Event, Inc., 7065 W. Ann Road, #130-110, Las Vegas, Nevada 89130.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

Your Event, Inc. was incorporated in the state of Nevada on October 30, 2007. We have not generated any revenue to date and we are a development stage company. Your Event, Inc. is focused on becoming an event planning company primarily serving the Las Vegas, Nevada market. Our goal is to plan corporate events such as conventions, business conferences, and product launches, as well as social events such as weddings, reunions, and anniversaries, and develop and implement a marketing and sales program to sell these event planning services.

Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and commencing our initial operational plans. As of the date of this annual report, the Company has developed a business plan, established administrative offices and begun contracting potential clients for our services.


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through November 30, 2008, we did not generate any revenues and have incurred a cumulative net loss of $(13,008).

Based on the small size of our Company, management views that it requires funding for two separate areas of the companies business. This first includes paying for the legal and accounting expenses to keep the Company full reporting; the second includes funding to build the actual business operations, of the Company.

We have not generated any revenues, we expect losses over the next twelve (12) months since we have no revenues to offset the expenses associated in executing our business plan. Management has determined that an additional $200,000 will be needed to build its business operations to its full capacity. These funds will help finance the renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations. In the meantime, management plans to initiate its business operations on a limited basis, by building a customer base and hosting events where it has the capacity to do so.

Our offices are currently located at 7065 W. Ann Road, #130-110, Las Vegas, Nevada 89130. Our telephone number is (877) 871-4552.

Industry Background
-------------------

Individuals and groups hire event planners for the simple reason that they lack the time or experience to plan their events themselves. Independent planners can step in and give these events the attention that they deserve. Generally speaking, special events occur for the following purposes:

  1. Celebrations - for example, fairs, parades, weddings, reunions, birthdays, or anniversaries;
  2.  Education - for example, conferences, meetings, or graduations;
  3. Promotions - for example, product launches, political rallies, or fashion shows; and
  4.  Commemorations - for example, memorials or civic events.

There are two basic markets for event planning services: corporate and social. For the purposes of this discussion, the term "corporate" includes not only companies but also charities and non-profit organizations. Companies host trade shows, conventions, company picnics, holiday parties and meetings for staff members, board members or stockholders. Charities and non-profit organizations host gala fundraisers, receptions and athletic competitions, among other events to expand their public support base and raise funds. Finally, the social market includes weddings, birthdays, anniversaries, reunions, and other similar events.

Event planning agencies typically are asked to perform a variety of tasks related to any one event. These tasks include, but are certainly not limited to, the designing of the event, locating and securing event sites, arranging for food, beverage, and entertainment, planning and arranging transportation to and from the event, sending invitations to attendees, arranging any necessary accommodations for attendees, coordinating the activities of event personnel, and event supervision.

The events industry in the United States is fragmented with several local and regional vendors that provide a limited range of services in two main segments: 1) business communications and event management; and 2) meeting, conferences and trade shows. The industry also consists of specialized vendors such as production companies, meeting planning companies, and destination logistics companies that may offer their services outside of the events industry.

According to an event marketing study conducted by PROMO Magazine ("PROMO") in 2005, and published in its April 1, 2006 edition, marketers spent $171 billion in event marketing in 2005, up 3% from the previous year. Additionally, according to The George P. Johnson Co.'s annual survey, EventView '05/'06, as reported by PROMO, 96% of marketing executives use events in their marketing mix. Because of these trends, YOUR EVENT believes it is positioned to gain a greater share of the market for event production services and grow its operations moving forward.

Marketing Strategy
------------------

Your Event will generate leads through its relationship with Thin Air, Inc., a licensed, bonded and insured travel agency. Thin Air, Inc. has been in business booking business travel since 2003, and the Company expects to market its event planning services to Thin Air, Inc.'s existing travel clients. The first step to be taken by Your Event, Inc. is to develop a marketing letter to be sent to a select group of Thin Air, Inc.'s established client base. This marketing letter will introduce Thin Air, Inc.'s clients to Your Event's services. Based upon the responses received from this marketing letter, the marketing letter will be refined, and then sent to Thin Air, Inc.'s entire client base, which totals over 1,000 clients. Your Event will then follow up with clients who respond to the second marketing letter by telephone to conduct further market research and solicit business. It is anticipated that approximately 50 potential clients will respond to the second marketing letter.


Your Event Registry
-------------------

Your Event will also develop the Your Event Registry (YER). The YER will initially consist of potential clients who respond to the marketing letters sent out by Your Event. Members of the YER will be solicited for business, and will receive a quarterly newsletter. The newsletter will detail successful events produced by Your Event, and will also give tips and suggestions on types of events, with an emphasis on directing the customer to Your Event for event planning. Finally, the newsletter will encourage YER members to refer other potential customers to Your Event. Upon the generation of sufficient funding, the YER will be developed into a YER website, where, in addition to the quarterly newsletter, YER members can visit for event ideas and suggestions, again with an emphasis on directing the customer to Your Event for event planning.

In addition to the above, Your Event, Inc. is considering marketing its services through organizations such as the Las Vegas Chamber of Commerce and the Las Vegas Convention and Visitors Authority. These organizations offer an opportunity to network with businesses and other organizations seeking to host events.

Business Strategy
-----------------

Our business strategy centers around integrating modern event planning disciplines, marketing and sales tools and techniques with traditional service elements currently found in the event planning business. Our business strategy will focus on the following:

  o  Leverage our event planning assets; and
  o  Build our operations to include Groups, Meetings & Incentives;
  o  Offer special event planning for associations and corporations

To effectively build our business, we will require the establishment of a solid clientele ranging from medium and large size associations as well as companies to address this type of client's event planning needs.


General Management Services
---------------------------

YOUR EVENT offers general management services that provide its clients with centralized coordination and execution of the overall event. In connection with providing general management services, YOUR EVENT will utilize an executive producer responsible for overseeing the production of an event or exhibition. The executive producer coordinates the services that YOUR EVENT provides for its future client. YOUR EVENT anticipates that it will provide
the following general management services:   1)  Project oversight; 2) budget
oversight; 3) Project control and accountability; 4) Event promotion and marketing creation; 5) Schedule management; and 6) Fulfillment provider management.


Execution
---------

YOUR EVENT plans to use internal resources to execute an event. As the clients' needs dictate, however, YOUR EVENT can structure its role so that it is transparent to attendants at the event. YOUR EVENT expects to provide the
following execution services:   1)  On-site quality and logistics control; 2)
Program design; 3) Hotel and venue coordination and buying; 4) Transportation management; 5) Hospitality management; 6) Registration management; 7) Entertainment coordination; and 8) Food and beverage management.

Fulfillment
-----------

Fulfillment is the last stage in the event process. It includes the actual provision of services such as catering, registration, transportation rental, audio and visual equipment rental, decoration rental and temporary on-site labor. YOUR EVENT plans to offer fulfillment services using either internal resources or third-party vendors as determined on an event-by-event basis.


Creative Talent
---------------

A primary value that YOUR EVENT plans to bring to its clients is the creative talent, energy and commitment of its staff. YOUR EVENT seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate.

Today, corporations are searching for new ways to motivate, excite and impart a message to their audience. YOUR EVENT plans to help these corporations accomplish these goals by designing a creative platform from which to communicate. For instance, most companies do not realize they can afford to do a concert event with headline talent because it has never been presented to them as a marketing tool. Most of YOUR EVENT's programs are more in line with the standard format of events (i.e., meetings and business theater).

YOUR EVENT recognizes that each event planning client's needs will be unique to that client. Therefore, the services provided to each YOUR EVENT client will be narrowly tailored to that client's needs and desires. We are currently surveying the events taking place in the Las Vegas market, so that we will have the necessary contacts and knowledge to narrowly tailor each event to enhance the customer's experience. For example, in the wedding arena, we have identified wedding chapels and reception halls/areas that could be used for clients, depending on individual tastes and budgets. We can meet budgets from $1,000 and up for wedding planning. For larger budgets, we have identified private chapels at some of the largest hotels on the Las Vegas Strip, which could run into the tens of thousands of dollars.

Products and Services
---------------------

Your Event's event planning services will be tailored to fit the needs of each individual client. The specific services offered by Your Event, Inc. will include the following:

1. Creating an event design. Your Event, Inc. will work with the client to design themes and decor for their event.
2.  Finding and securing sites for events.
3.  Arranging for food, decor and entertainment for the event.
4.  Planning transportation to and from the event.
5.  Arranging any necessary hotel accommodations for attendees.
6.  Coordinating activities of event personnel.
7.  On-site event supervision.


Competition
-----------

Many of the Company's competitors include other event planning agencies, caterers, and catering and event departments at the various Las Vegas hotel-casinos. Many business and social groups may use these competitors before they would consider utilizing the services of Your Event, Inc. These competing individuals and entities are significantly larger and have substantially greater financial, industry recognition and other resources than Your Event.

There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.


Your Event, Inc.'s Funding Requirements
---------------------------------------

We do not have sufficient capital to become fully operational. We will require additional funding to sustain operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will fail, and we shall be forced to cease operations.

Management anticipates Your Event will require at least $200,000 to help finance the renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations. Management will continue to seek different funding sources in order to initiate its business plan.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.


Research and Development Activities and Costs
---------------------------------------------

Your Event, Inc. did not incur any research and development costs for the years ended November 30, 2008 and 2007, and has no plans to undertake any research and development activities during the next year of operations.


Compliance With Environmental Laws
----------------------------------

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.


Employees
---------

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical work is being provided by our sole officer on a voluntary basis, without compensation.

Item 1A. Risk Factors.


                      Risk Factors Relating to Our Company
                      ------------------------------------

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, WE HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

Our company was incorporated on October 30, 2007; we have not yet commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Annual report, at November 30, 2008 we had working capital of approximately $2,192 and stockholders' equity of approximately $2,192. In addition, we had a net loss of approximately $13,008 for the period October 30, 2007 (inception) to November 30, 2008.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period October 30, 2007 (inception) to November 30, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3.  WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE NO REVENUE.

We have not generated any revenues, we expect losses over the next twelve (12) months since we have no revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


4. SINCE OUR OFFICER WORKS OR CONSULTS FOR OTHER COMPANIES, HER OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Marilyn Montgomery, our sole officer, does not work for us exclusively and does not devote all of her time to our operations. Therefore, it is possible that a conflict of interest with regard to her time may arise based on her employment in other activities. Her other activities will prevent her from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

Marilyn Montgomery, the President and Director of the company, currently devotes approximately 15-20 hours per week to company matters. The responsibility of developing the company's business, the offering and selling of the shares through this prospectus and fulfilling the reporting requirements of a public company all fall upon Ms. Montgomery. She has no prior experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Ms. Montgomery intends to limit her role in her other business activities and devote more of her time to Your Event, Inc. after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.


5. OUR SOLE OFFICER, MARILYN MONTGOMERY, HAS NO EXPERIENCE IN OPERATING A FULLY REPORTING COMPANY, AND HAS LIMITED EXPERIENCE IN EVENT PLANNING.

Our sole executive officer has no experience in operating a fully reporting company, and has limited experience in planning events in the Las Vegas area. Due to her lack of experience, our executive officer may make wrong decisions and choices regarding the planning of events on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED. EVEN IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We will require additional funds to obtain the resources to develop and implement a marketing and sales program and address all necessary infrastructure concerns. We anticipate that we will require up to approximately $200,000 to fund our continued operations. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.


7. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.


8. WE MAY NOT BE ABLE TO COMPETE WITH OTHER EVENT PLANNING AGENCIES, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The Las Vegas event planning industry is highly competitive, and subject to rapid change. We do not have the resources to compete with the large Las Vegas Strip-based hotel-casinos and larger event planning agencies. With the minimal resources we have available, the selection of events we could bid on becomes very limited. Competition by existing and future competitors could result in our inability to secure profitable events. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Your Event, Inc. cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

9. OUR PRINCIPAL STOCKHOLDER, OFFICER AND DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our officer and principal stockholder beneficially owns approximately or has the right to vote approximately 74.5% of our outstanding common stock. As a result, this stockholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of her ownership and positions, this individual has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

10.  CHANGES IN CONSUMER PREFERENCES COULD REDUCE DEMAND FOR OUR SERVICES.

Any change in the preferences of our potential corporate customers that we fail to anticipate could reduce the demand for the event planning services we intend to provide. Decisions about our focus and the specific services we plan to offer are often made in advance of customers contracting us. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our services and lower profit margins.

11. YOUR EVENT, INC.'S BUSINESS MAY SUFFER IF THIRD PARTIES FAIL TO PROVIDE PRODUCTS AND SERVICES MEETING YOUR EVENT, INC.'S CUSTOMERS' EXPECTATIONS.

Our business model will rely in part on referrals to, and operating in concert with, various third parties, such as travel agents, convention centers, etc. If such third parties, who at the present time are unidentified, fail to meet our expectations or those of our clients, our reputation and results of operation will be negatively impacted.

12. CONFLICTS OF INTEREST FACED BY THE TOP MANAGEMENT OF YOUR EVENT, INC. MAY JEOPARDIZE THE BUSINESS CONTINUITY OF YOUR EVENT, INC.

The operations of Your Event depend substantially on the skills and experience of Marilyn Montgomery. Without employment contracts, YOUR EVENT may lose Ms. Montgomery to other pursuits without a sufficient warning and, consequently, go out of business. Ms. Montgomery may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, this individual may face a conflict in selecting between YOUR EVENT and her other business interests. YOUR EVENT has not formulated a policy for the resolution of such conflicts.

13. WE DEPEND ON OUR RELATIONSHIPS WITH TRAVEL SUPPLIERS AND VENDORS AND ANY ADVERSE CHANGES IN THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

An important component of our business success depends on the ability to maintain its existing, as well as build new, relationships with travel suppliers and vendors. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect the business, financial condition and results of operations.

14. OUR PROPOSED EXPANSION WILL PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT, TECHNICAL, OPERATIONAL AND FINANCIAL RESOURCES.

Through both internal growth and acquisitions, we hope to rapidly and significantly expand our operations and anticipate expanding further to pursue growth of our product and service offerings and customer base. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources, and internal financial control and reporting functions.

There can be no assurance that we will be able to manage its expansion effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results, and hurt our business.

15. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in 2008, our first year of being a public company. We are required to be in compliance with section 404 of the Sarbanes-Oxley Act by December 31, 2008.

The Sarbanes-Oxley Act also requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.


                     Risks Relating To Our Common Shares
                     -----------------------------------

16. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

17. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

18. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

19. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

20. WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We are currently listed on the OTC-Bulletin Board. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for any our shareholders to find a buyer for their stock in our company.


21. Although our stock is listed on the OTC-BB, a trading market has not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no active trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained.
If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.


Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 7065 W. Ann Road, #130-110, Las Vegas, Nevada 89130. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Your Event, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: YEVN. The stock was cleared for trading on the OTC-Bulletin Board on December 5, 2008.

Since the Company has been cleared for trading, through January 12, 2009, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of January 12, 2009, there were approximately thirty-three (33) holders of record of our Common Stock and 11,000,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities

On October 30, 2007 (inception), the Company issued 10,000,000, par value $0.001 common shares of stock for cash to its founders. Of the original 10,000,000 common shares sold, a total of 2,800,000 common shares owned by four founders were subsequently registered with the U.S. Securities and Exchange Commission on Form SB-2 originally filed on January 25, 2008.

In February, 2008, the Company, was issued a permit to sell securities to the public in the State of Nevada, pursuant to Nevada Revised Statutes Chapter
90.480. This was a Registration by coordination with the Nevada Secretary of State.

On June 30, 2008, the Company sold 1,000,000 common shares at par value of $0.001 per share for $5,000 cash pursuant its Prospectus (424B3) statement filed with the SEC on April 11, 2008.

As of January 12, 2009, the Company has a total 11,000,000 common shares issued and outstanding to approximately thirty-four (34) shareholders.


Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended November 30, 2008 or 2007.

Item 6. Selected Financial Data.

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Your Event, Inc. is focused on becoming an event planning company primarily serving the Las Vegas, Nevada market. The Company's goal is to plan corporate events such as conventions, business conferences, and product launches, as well as social events such as weddings, reunions, and anniversaries, and develop and implement a marketing and sales program to sell these event planning services.

Results of Operations for the year ended November 30, 2008
--------------------------------------------------------

Since our inception on October 30, 2007 through November 30, 2008, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our operating offices.

For the fiscal year ending November 30, 2008, we experienced a net loss of $(12,608) as compared to a net loss of $(400) for the same period last year. The net loss for the year ending November 30, 2008 was contributed to general and administrative expense of $12,608. Most of the actual general and administrative expenses, since our inception, represented legal and audit fees. Our cash at hand as of November 30, 2008 was $2,192. In our November 30, 2008 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

Since our inception on October 30, 2007 through November 30, 2008, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our event planning offices. We are presently in the development stage of our business and we can provide no assurance that we will be successful in opening any event planning offices, until such time as we raise additional capital.


Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any product research and development under our current plan of operation.


Expected purchase or sale of property and significant equipment
---------------------------------------------------------------

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of November 30, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of November 30, 2008 reflects total assets of $2,192 and $0 in total liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $200,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.


Future Financings
-----------------

We anticipate the sale of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

The Company has started seeking funding from a number of sources, but has not secured any funding at this time. Management has been seeking funding, but has been unable to raise the necessary capital during these weak economic conditions.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended November 30, 2008. The Company has no employment agreements in place with its officer.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

New Accounting Standards
------------------------

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

To the Board of Directors
Your Event, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Your Event, Inc. (A Development Stage Company) as of November 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and from inception on October 30, 2007 through November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Your Event, Inc. (A Development Stage Company) as of November 30, 2008, and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and since inception on October 30, 2007 through November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $13,008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    January 28, 2009

                  6490 West Desert Inn Rd, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                                 Your Event, Inc.
                          (A Development Stage Company)
                                  Balance Sheets


Balance Sheets

                                                November 30,  November 30,
                                                    2008          2007
                                                ------------  ------------
ASSETS

Current Assets:
   Cash                                         $     2,192   $         -
   Funds held in escrow                                   -         9,600
                                                ------------  -----------
     Total current assets                             2,192         9,600
                                                ------------  ------------
TOTAL ASSETS                                    $     2,192   $     9,600
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                                      -             -
                                                ------------  ------------
     Total liabilities                                    -             -
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 11/30/08 and 11/30/07              -             -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 11,000,000, 10,000,000
     shares issued and outstanding as of 11/30/08
     and 11/30/07, respectively                      11,000        10,000
   Additional Paid-in Capital                         4,200             -
   Earnings (Deficit) accumulated during
     development stage                              (13,008)         (400)
                                                ------------  ------------
     Total stockholders' equity                       2,192         9,600
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     2,192   $     9,600
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                             Statements of Operations


Statements of Operations

                                              For the period   For the period
                                                October 30,         from
                                 For the           2007       October 30, 2007
                                year ended          to         (Inception) to
                               November 30,    November 30,     November 30,
                                   2008            2007             2008
                              --------------  --------------   --------------
Revenue                       $           -   $           -    $           -
                              --------------  --------------   --------------

Expenses:

Incorporating Fees                        -             400              400
General and
  administrative expenses            12,608               -           12,608
                              --------------  --------------   --------------
   Total expenses                    12,608             400           13,008
                              --------------  --------------   --------------

Net loss before income taxes        (12,608)           (400)         (13,008)

Provision for Income Tax                  -               -                -
                              --------------  --------------   --------------

Net income (loss)             $     (12,608)  $        (400)   $     (13,008)
                              ==============  ==============   ==============

Net (loss) per share - basic
  and fully diluted$          $       (0.00)  $       (0.00)
                              ==============  ==============

Weighted average number of
  common shares outstanding -
  basic and fully diluted        10,418,033      10,000,000
                              ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                                  Your Event, Inc.
                          (A Development Stage Company)
                   Statements of Changes in Stockholders' Equity


Statements of Changes in Stockholders' Equity

                    Preferred        Common               Accumulated Total
                      Stock          Stock       Additional During    Stock-
                    ---------- ------------------ Paid-in Development holders'
                    Shares Amt   Shares   Amount  Capital    Stage    Equity
                    ------ --- ---------- ------- ------- ----------- ---------
10/30/07 Founders
initial investment,
$0.001 per share               10,000,000 $10,000 $     - $        -  $ 10,000

Net (loss) for the
year ending 11/30/07                                            (400)     (400)
                    ------ --- ---------- ------- ------- ----------- ---------

Balance, 11/30/07        -   - 10,000,000  10,000       -       (400)    9,600

June 2008
Shares issued for
cash at $0.005
per share                -   -  1,000,000   1,000   4,000                5,000

August 2008
Contributed Capital                                   200                  200

Net (loss) for the
year ending 11/30/08                                         (12,608)  (12,608)
                    ------ --- ---------- ------- ------- ----------- ---------

Balance, 11/30/08        -   - 11,000,000 $11,000 $ 4,200 $  (13,008) $  2,192
                    ====== === ========== ======= ======= =========== =========

  The accompanying notes are an integral part of these financial statements.

                                  Your Event, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


Statements of Cash Flows

                                              For the period   For the period
                                                October 30,         from
                                 For the           2007       October 30, 2007
                                year ended          to         (Inception) to
                               November 30,    November 30,     November 30,
                                   2008            2007             2008
                              --------------  --------------   --------------
Operating activities:

Net income (loss)             $     (12,608)  $        (400)   $     (13,008)
                              --------------  --------------   --------------


Financing activities:

Sale of Common Stock                  5,000          10,000           15,000
Contributed capital                     200               -              200
                              --------------  --------------   --------------
Cash provided (used) by
 financing activities                 5,200          10,000           15,200
                              --------------  --------------   --------------


Net increase (decrease) in cash      (7,408)          9,600            2,192
Cash at beginning of period           9,600               -                -
                              --------------  --------------   --------------
Cash at end of period         $       2,192   $       9,600    $       2,192
                              ==============  ==============   ==============

Supplemental disclosures:

Interest paid                 $           -   $           -    $           -
                              ==============  ==============   ==============
Income taxes paid             $           -   $           -    $           -
                              ==============  ==============   ==============
Non-cash transactions         $           -   $           -    $           -
                              ==============  ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Your Event, Inc. (the Company) was incorporated under the laws of the state of Nevada on October 30, 2007. The Company was organized to conduct any lawful business. The Company plans to provide event coordinating services to the public.


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has $2,192 in current assets and no liabilities as of November 30, 2008. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year end
--------
The Company's year-end is November 30.

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

                               Your Event, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - CONTINUED

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

NOTE 4.   STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 70,000,000 shares of $0.001 par value common stock and up to 5,000,000 shares of $0.001 par value preferred stock.

Common Stock
------------
On October 30, 2007 (inception), the Company issued 10,000,000 shares of its $0.001 par value common stock to its founders for $10,000.

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

                               Your Event, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements

NOTE 4.   STOCKHOLDERS' EQUITY - CONTINUED.

Preferred Stock
---------------
There are no issued shares of preferred stock.

There were no other issuances of common or preferred stock or equivalents since October 30, 2007 (inception) through November 30, 2008. The Company has not issued any options or warrants or similar securities since inception.


NOTE 5.   RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 6.    PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All of the expenditures thus far have been to organize the Company and will not be expensed for tax purposes until the Company has operations.

                               Your Event, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements


NOTE 7.  REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services." Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the period from October 30, 2007 (inception) to November 30, 2008, the Company recognized no revenues and has accumulated net (loss) of $(13,008) through the execution of its business plan.


NOTE 8.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no lease obligations or employment agreements.


NOTE 9.  EARNINGS PER SHARE

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Calculation of net income (loss) per share is as follows:


                                       For the year ended  For the year ended
                                       November 30, 2008   November 30, 2007
                                       ------------------  ------------------
Net loss (numerator)                   $         (12,608)  $            (400)
                                       ==================  ==================
Weighted Average Common
  Shares Outstanding                          10,418,033          10,000,000
                                       ==================  ==================
Basic Loss per Share                   $           (0.00)  $           (0.00)
                                       ==================  ==================

                               Your Event, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements


NOTE 10.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

                               Your Event, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements


NOTE 10.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                               Your Event, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements


NOTE 10.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

                               Your Event, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements


NOTE 10.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 11.  CONCENTRATIONS OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officer and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of November 30, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of November 30, 2008.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by November 30, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Item 9B. Other Information.

None.

                                    PART III


Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current director and executive officer. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.



Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
Marilyn Montgomery           58    President, Chief Executive Officer,
Financial Officer,
Secretary and Director
-----------------------------------------------------------------------

The business address of our officer/director is c/o Your Event, Inc., 7065 W. Ann Road, #130-110, Las Vegas, Nevada 89130

Set forth below is a brief description of the background and business experience of our sole officer and director.


Marilyn Montgomery, Director, President and Secretary
-----------------------------------------------------

Ms. Montgomery has over twenty years experience in various sales positions. From 1988 to 1994, Ms. Montgomery worked as an account executive for Cell One in Warren, Ohio. From 1994 to 1997, Ms. Montgomery worked as the Sales Manager for the Holiday Inn Metroplex. From 1997 to 2001, Ms. Montgomery worked as a Membership Development Representative with the Youngstown/Warren Regional Chamber of Commerce.

In March of 2003, Ms. Montgomery founded Thin Air, Inc., in Las Vegas, Nevada. Thin Air, Inc. is a licensed, bonded and insured travel agency, which books hotel rooms for convention attendees and other business and leisure travelers across the country and around the world.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officer and director, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that as of the date of this report they were not current in his 16(a) reports.

Board of Directors
------------------

Our board of directors currently consists of one member, Mr. Marilyn Montgomery. Our directors serve one-year terms.


Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Your Event, Inc. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Your Event, Inc. shares, unless the transaction is approved by Your Event, Inc.'s Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Your Event, Inc.


Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended November 30, 2008 for our President and sole director. We did not have any executive officer as of the fiscal year end of November 30, 2008 receive any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since October 30, 2007 (inception) of the company through November 30, 2008. Your Event, Inc. has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.

Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Nov. 31   ($)    ($)    ($)      ($)      ($)
----------------------------------------------------------------------------
Marilyn Montgomery   CEO/Dir.  2008    -0-    -0-      -0-     -0-     -0-
                               2007    -0-    -0-      -0-     -0-     -0-

We do not maintain key-woman life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end November 30, 2008.


Outstanding Equity Awards at 2008 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of November 30, 2008.


Option Exercises for Fiscal 2008
--------------------------------

There were no options exercised by our named executive officer in fiscal 2008.


Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending November 30, 2008 or November 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table presents information, to the best of our knowledge, about the ownership of our common stock on January 12, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 12, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Your Event, Inc.'s common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.


                                             AMOUNT AND
                                             NATURE OF
TITLE OF    NAME OF BENEFICIAL               BENEFICIAL      PERCENT OF
CLASS       OWNER AND POSITION               OWNERSHIP       CLASS(1)
-----------------------------------------------------------------------
Common      Marilyn Montgomery(2)          8,200,000            74.5%
            Sole Officer/Director
                                         -----------------------------
DIRECTORS AND OFFICERS
AS A GROUP (1 person)                      8,200,000            74.5%

(1)  Percent of Class is based on 11,000,000 shares issued and outstanding.

(2)  Marilyn Montgomery, 7065 W. Ann Road, #130-110, Las Vegas, Nevada 89130



We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Escrowed shares of founder/promoter
-----------------------------------

Pursuant to NRS 90.500(8), the Company has come to an agreement with Ms. Montgomery to lock-up her entire common stock holdings in the Company until the first of the following events occur:

(1) a period of three years from the date of this offering;

(2) when the Company's stock is traded on the NASD "Over-the-Counter" at a average share price of greater than the price in this offering circular for a minimum of three months;

(3) NASDAQ "Small Cap" or higher market; or

(4) when the Company has paid the initial purchase price back to the purchasing shareholders in the form of Company dividends.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space. Marilyn Montgomery, our president, chief executive officer, chief financial officer secretary and a director, on October 30, 2007 was issued 8,200,000 founders shares of the Company's $0.001 par value common stock for $8,200 cash.

Our sole officer/director can be considered a promoter of Your Event, Inc. in consideration of her participation and managing of the business of the company since its incorporation.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform an audit of the financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contract with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending November 30, 2008 and November 30, 2007.Aggregate fees billed to us for the years ended November 30, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                              November 30,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $3,500    $3,000
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal auditor


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending November 30, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       27
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Your Event, Inc. Articles             SB-2           3.1   1-18-08
           of Incorporation currently
           in effect
------------------------------------------------------------------------------
 3.2       Bylaws as currently                   SB-2           3.2   1-18-08
           in effect
------------------------------------------------------------------------------
10.1       Lock-up Agreement of Common           S-1           10.1   3-04-08
           Shares dated January 15, 2008
------------------------------------------------------------------------------
23.1       Consent Letter from Moore      X
           and Associates Chartered
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Your Event, Inc.

By: /s/ Marilyn Montgomery
    --------------------------
        Marilyn Montgomery
        President and Director

Date:  January 30, 2009
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Marilyn Montgomery
    -----------------------
        Marilyn Montgomery
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  January 30, 2009
       ----------------