Form 10-Q
period 2009-02-28
Your Event, Inc.
filed 2009-04-14
CIK 1424100

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number  000-53164

                                YOUR EVENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          26-1375322
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              7065 W. Ann Road, #130-110, Las Vegas, Nevada  89130
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code:  (877) 871-4552


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of April 9, 2009, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

                              Table of Contents
                                 Your Event, Inc.
                              Index to Form 10-Q
           For the Quarterly Period Ended February 28, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of February 28, 2009 and November 30, 2008           3

   Statements of Income for the three months
     ended February 28, 2009 and 2008                                     4

   Statements of Cash Flows for the three months
    ended February 28, 2009 and 2008                                      5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               19

Item 1A.  Risk Factors                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3 -- Defaults Upon Senior Securities                                19

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        20

Signatures                                                               21

Part I.  Financial Information

Item 1.  Financial Statements

                                 Your Event, Inc.
                          (A Development Stage Company)
                                  Balance Sheets

Balance Sheets
                                                February 28,
                                                    2009      November 30,
                                                (unaudited)       2008
                                                ------------  ------------
ASSETS

Current Assets:
   Cash                                         $       727   $     2,192
   Funds held in escrow                                   -             -
                                                ------------  -----------
     Total current assets                               727         2,192
                                                ------------  ------------
TOTAL ASSETS                                    $       727   $     2,192
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                                      -             -
                                                ------------  ------------
     Total liabilities                                    -             -
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 11/30/08 and 11/30/07              -             -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 11,000,000, 11,000,000
     shares issued and outstanding as of 11/30/08
     and 11/30/07, respectively                      11,000        11,000
   Additional Paid-in Capital                         4,200         4,200
   Earnings (Deficit) accumulated during
     development stage                              (14,473)      (13,008)
                                                ------------  ------------
     Total stockholders' equity                         727         2,192
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       727   $     2,192
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                            Statements of Operations


Statements of Operations

                                                              For the period
                                                                   from
                             For the three    For the three  October 30, 2007
                              months ended     months ended   (Inception) to
                              February 28,     February 29,     February 28,
                                 2009              2008             2009
                             --------------   --------------   --------------
Revenue                      $           -    $           -    $           -
                             --------------   --------------   --------------

Expenses:

Incorporating Fees                       -                -              400
General and administrative
  expenses                           1,465            1,240           14,073
                             --------------   --------------   --------------
   Total expenses                    1,465            1,240           14,473
                             --------------   --------------   --------------

Net (loss) before income
  taxes                             (1,465)          (1,240)         (14,473)

Provision for income tax                 -                -                -
                             --------------   --------------   --------------

Net (loss)                   $      (1,465)   $      (1,240)   $     (14,473)
                             ==============   ==============   ==============

Net (loss) per share -
basic and fully diluted      $       (0.00)   $       (0.00)
                             ==============   ==============

Weighted average number of
  common shares outstanding -
  basic and fully diluted       11,000,000       11,000,000
                             ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


Statements of Cash Flows

                                                              For the period
                                                                   from
                             For the three    For the three  October 30, 2007
                              months ended     months ended   (Inception) to
                              February 28,     February 29,     February 28,
                                 2009              2008             2009
                             --------------   --------------   --------------
Operating Activities:
Net (loss)                   $      (1,465)   $      (1,240)   $     (14,473)
                             --------------   --------------   --------------
Cash (used) by operating
  activities                        (1,465)          (1,240)         (14,473)
                             --------------   --------------   --------------

Financing Activities:
Sale of common stock                     -                            15,000
Contributed capital                      -              200              200
                             --------------   --------------   --------------
Cash provided by financing
  activities                             -              200           15,200
                             --------------   --------------   --------------

Net increase (decrease)
  in cash                           (1,465)          (1,040)             727

Cash at beginning of period          2,192            9,600                -
                             --------------   --------------   --------------

Cash at end of period        $         727    $       8,560    $         727
                             ==============   ==============   ==============

Supplemental Disclosures:
Interest paid                $           -    $           -    $           -
                             ==============   ==============   ==============
Income taxes paid            $           -    $           -    $           -
                             ==============   ==============   ==============
Non-cash transactions        $           -    $           -    $           -
                             ==============   ==============   ==============

  The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 1 - Basis of Presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements of the Company for the year ended November 30, 2008 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2009, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(14,473) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations.
All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended November 30, 2008.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

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

Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and commencing our initial operational plans. As of the date of this quarterly report, the Company has developed a business plan, established administrative offices and begun contracting potential clients for our services.


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through February 28, 2009, we did not generate any revenues and have incurred a cumulative net loss of $(14,473).

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

Management anticipates Your Event will require at least $200,000 to help finance the renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations. Management will continue to seek different funding sources in order to initiate its business plan. Management has been seeking funding from a number of sources, but has not secured any funding at this time. Management has been unable to raise the necessary capital during these weak economic conditions.




Results of Operations for the quarter ended February 28, 2009
-------------------------------------------------------------

During the three months ended February 28, 2009, the Company had a net loss of $(1,465) versus a net loss of $(1,240) for the same period last year. For the three months ending February 28, 2009, the Company experienced general and administrative expenses of $1,465, primarily accounting fees. Since the Company's inception, on October 30, 2007, the Company experienced a net loss of $(14,473).

Revenues
--------

During the three month period ended February 28, 2009, the Company generated no revenues compared to no revenues for the same period last year. Since inception on October 30, 2007, the Company has generated no revenues.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.


Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(14,473) since its inception on October 30, 2007 through the period ended February 28, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.
-----------------------------------------------

As of February 28, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended February 28, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through February 28, 2009. The Company has no employment agreements in place with its officers. The company does not owe its officers any compensation, as the officers agreed to work for the company at no cost until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No.128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

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

As of February 28, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of February 28, 2009.

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

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended November 30, 2008 and the discussion in
Item 1, above, under Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any of our equity securities during the quarter ending February 28, 2009.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Your Event, Inc. Articles             SB-2           3.1   1-18-08
           of Incorporation currently
           in effect
------------------------------------------------------------------------------
 3.2       Bylaws as currently                   SB-2           3.2   1-18-08
           in effect
------------------------------------------------------------------------------
10.1       Lock-up Agreement of Common           S-1           10.1   3-04-08
           Shares dated January 15, 2008
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Your Event, Inc.
                                ------------------------
                                       Registrant

                                By: /s/ Marilyn Montgomery
                                ------------------------------
                                 Name:  Marilyn Montgomery
                                 Title: President/CFO/Director

Dated:  April 9, 2009
        -------------