Form 10-Q
period 2009-05-31
Your Event, Inc.
filed 2009-07-09
CIK 1424100

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

                For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of July 9, 2009, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

                              Table of Contents
                                 Your Event, Inc.
                              Index to Form 10-Q
                 For the Quarterly Period Ended May 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets                                                         3

   Statements of Operations                                               4

   Statements of Cash Flows                                               5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A.  Risk Factors                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3 -- Defaults Upon Senior Securities                                20

Item 4 -- Submission of Matters to a Vote of Security Holders            20

Item 5 -- Other Information                                              20

Item 6.  Exhibits                                                        21

Signatures                                                               22

Part I.  Financial Information

Item 1.  Financial Statements

                                 Your Event, Inc.
                          (A Development Stage Company)
                                  Balance Sheets

                                                  May 31,
                                                   2009       November 30,
                                                (unaudited)       2008
                                                ------------  ------------
ASSETS

Current Assets:
   Cash                                         $       558   $     2,192
   Funds held in escrow                                   -             -
                                                ------------  -----------
     Total current assets                               558         2,192
                                                ------------  ------------
TOTAL ASSETS                                    $       558   $     2,192
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                                      -             -
                                                ------------  ------------
     Total liabilities                                    -             -
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding                                          -             -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 11,000,000, 11,000,000
     shares issued and outstanding as of 5/31/09
     and 11/30/08, respectively                      11,000        11,000
   Additional Paid-in Capital                         4,200         4,200
   Earnings (Deficit) accumulated during
     development stage                              (14,642)      (13,008)
                                                ------------  ------------
     Total stockholders' equity                         558         2,192
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       558   $     2,192
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                    For the
                                                                  period from
                                                                  October 30,
                          For the                 For the            2007
                     three months ended       six months ended    (inception)
                   ----------------------  ----------------------     to
                    May 31,     May 31,     May 31,     May 31,     May 31,
                     2009        2008        2009        2008        2009
                   ----------  ----------  ----------  ----------  ----------
Revenue            $       -   $       -   $       -   $       -   $       -
                   ----------  ----------  ----------  ----------  ----------

Expenses:

Incorporating fees         -           -           -           -         400
General and
 administrative
 expenses                169       5,788       1,634       7,028      14,242
                   ----------  ----------  ----------  ----------  ----------
   Total expenses        169       5,788       1,634       7,028      14,642
                   ----------  ----------  ----------  ----------  ----------

Net (loss) before
 income taxes           (169)     (5,788)     (1,634)     (7,028)    (14,642)

Provision for
 income tax                -           -           -           -           -
                   ----------  ----------  ----------  ----------  ----------

Net (loss)         $    (169)  $  (5,788)  $  (1,634)  $  (7,028)  $ (14,642)
                   ==========  ==========  ==========  ==========  ==========

Net (loss) per
share - basic and
fully diluted      $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
                   ==========  ==========  ==========  ==========

Weighted average
number of common
shares outstanding -
basic and fully
diluted            11,000,000  11,000,000  11,000,000  11,000,000
                   ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                              For the period
                                                                   from
                              For the six      For the six   October 30, 2007
                              months ended     months ended   (Inception) to
                                May 31,           May 31,          May 31,
                                 2009              2008             2009
                             --------------   --------------   --------------
Operating Activities:
Net (loss)                   $      (1,634)   $      (7,028)         (14,642)
                             --------------   --------------   --------------
Cash (used) by operating
  activities                        (1,634)          (7,028)         (14,642)
                             --------------   --------------   --------------

Financing Activities:
Sale of common stock                     -                            15,000
Contributed capital                      -              200              200
                             --------------   --------------   --------------
Cash provided by financing
  activities                             -              200           15,200
                             --------------   --------------   --------------

Net increase (decrease)
  in cash                           (1,634)          (6,828)             558

Cash at beginning of period          2,192            9,600                -
                             --------------   --------------   --------------

Cash at end of period        $         558    $       2,772    $         558
                             ==============   ==============   ==============

Supplemental Disclosures:
Interest paid                $           -    $           -    $           -
                             ==============   ==============   ==============
Income taxes paid            $           -    $           -    $           -
                             ==============   ==============   ==============
Non-cash transactions        $           -    $           -    $           -
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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2009, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(14,642) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through May 31, 2009, we did not generate any revenues and have incurred a cumulative net loss of $(14,642).

Based on the small size of our Company, management views that it requires funding for two separate areas of the companies business. This first includes paying for the legal and accounting expenses to keep the Company full reporting; the second includes funding to build the actual business operations of the Company.

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

According to an event marketing study conducted by PROMO Magazine ("PROMO") in 2005, and published in its April 1, 2006 edition, marketers spent $171 billion in event marketing in 2005, up 3% from the previous year. Additionally, according to The George P. Johnson Co.'s annual survey, EventView '05/'06, as reported by PROMO, 96% of marketing executives use events in their marketing mix. Because of these trends, Your Event, Inc. believes it is positioned to gain a greater share of the market for event production services and grow its operations moving forward.

Marketing Strategy
------------------

Your Event, Inc. will generate leads through its relationship with Thin Air, Inc., a licensed, bonded and insured travel agency. Thin Air, Inc. has been in business booking business travel since 2003, and the Company expects to market its event planning services to Thin Air, Inc.'s existing travel clients. The first step to be taken by Your Event, Inc. is to develop a marketing letter to be sent to a select group of Thin Air, Inc.'s established client base. This marketing letter will introduce Thin Air, Inc.'s clients to Your Event Inc.'s services. Based upon the responses received from this marketing letter, the marketing letter will be refined, and then sent to Thin Air, Inc.'s entire client base, which totals over 1,000 clients. Your Event, Inc. will then follow up with clients who respond to the second marketing letter by telephone to conduct further market research and solicit business. It is anticipated that approximately 50 potential clients will respond to the second marketing letter.


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


Products and Services
---------------------

The Company's event planning services will be tailored to fit the needs of each individual client. The specific services offered by Your Event, Inc. will include the following:

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

Competition
-----------

Many of the Company's competitors include other event planning agencies, caterers, and catering and event departments at the various Las Vegas hotel-casinos. Many business and social groups may use these competitors before they would consider utilizing the services of Your Event, Inc. These competing individuals and entities are significantly larger and have substantially greater financial, industry recognition and other resources than Your Event, Inc.

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

Management anticipates Your Event, Inc. will require at least $200,000 to help finance the renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations. Management will continue to seek different funding sources in order to initiate its business plan. Management has been seeking funding from a number of sources, but has not secured any funding at this time. Management has been unable to raise the necessary capital during these weak economic conditions.


Results of Operations for the quarter ended May 31, 2009
--------------------------------------------------------

During the three months ended May 31, 2009, the Company had a net loss of $(169) versus a net loss of $(5,788) for the same period last year. For the three months ending May 31, 2009, the Company experienced general and administrative expenses of $169. During the six months ended May 31, 2009, the Company had a net loss of $(1,634) versus a net loss of $(7,028) for the same period last year. For the six months ending May 31, 2009, the Company experienced general and administrative expenses of $1,634, primarily accounting fees. Since the Company's inception, on October 30, 2007, the Company experienced a net lost $(14,642).

Revenues
--------

During the three month period ended May 31, 2009, the Company generated no revenues and compared to no revenues for the same period last year. Since inception on October 30, 2007, the Company has generated no revenues.

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

Management is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(14,642) since its inception on October 30, 2007 through the period ended May 31, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

Summary of any product research and development that we will perform for the term of our plan of operation
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of May 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended May 31, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through May 31, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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


Recent Accounting Pronouncements
--------------------------------

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.

Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities ? an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

As of May 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of May 31, 2009.

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

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended November 30, 2008 and the discussion in
Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any of our equity securities during the quarter ending May 31, 2009.


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

Dated:  July 9, 2009
        ------------