Form 10-K
period 2009-08-31
Your Event, Inc.
filed 2009-12-01
CIK 1424100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at October 30, 2009, computed by reference to the $0.005 Registration Statement per-share price on July 16, 2008 (date of effectiveness), was $14,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of November 30, 2009, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.


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


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through August 31, 2009, we did not generate any revenues and have incurred a cumulative net loss of $(34,843).

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

According to an event marketing study conducted by PROMO Magazine ("PROMO") in 2005, and published in its April 1, 2006 edition, marketers spent $171 billion in event marketing in 2005, up 3% from the previous year. Additionally, according to The George P. Johnson Co.'s annual survey, EventView 2005/2006, as reported by PROMO, 96% of marketing executives use events in their marketing mix. Because of these trends, YOUR EVENT believes it is positioned to gain a greater share of the market for event production services and grow its operations moving forward.

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

Products and Services
---------------------

Your Event's event planning services will be tailored to fit the needs of each individual client. The specific services offered by Your Event, Inc. will include the following:

1. Creating an event design. Your Event will work with the client to design themes and decor for their event.
2.  Finding and securing sites for events.
3.  Arranging for food, decor and entertainment for the event.
4.  Planning transportation to and from the event.
5.  Arranging any necessary hotel accommodations for attendees.
6.  Coordinating activities of event personnel.
7.  On-site event supervision.


Competition
-----------

Many of the Company's competitors include other event planning agencies, caterers, and catering and event departments at the various Las Vegas hotel-casinos. Many business and social groups may use these competitors before they would consider utilizing the services of Your Event. These competing individuals and entities are significantly larger and have substantially greater financial, industry recognition and other resources than Your Event.

There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.


Your Event's Funding Requirements
---------------------------------

Your Event does not have the required capital or funding to become fully operational. Management anticipates Your Event will require at least $200,000 sustain its operations, which includes renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations. The Company has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited our sources of financing. Management continues to seek financing with no success. If the Company is unable to obtain capital to finance its plan of operations or identify alternative capital, it may need to curtail, limit or cease our existing operations.

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


Research and Development Activities and Costs
---------------------------------------------

Your Event did not incur any research and development costs for the years ended August 31, 2009 and 2008, and has no plans to undertake any research and development activities during the next year of operations.


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

Our company was incorporated on October 30, 2007; we have not yet acquired the necessary funding to further our business operations; and we have not yet realized any revenues. We have little operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Annual report, at August 31, 2009 we had cash of approximately
$407 and stockholders' equity of approximately $(7,143). In addition, we had a net loss of approximately $(34,843) for the period October 30, 2007 (inception) to August 31, 2009.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period October 30, 2007 (inception) to August 31, 2009. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Marilyn Montgomery, the President and Director of the company, currently devotes approximately 15-20 hours per week to company matters. The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Ms. Montgomery. She has no prior experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Ms. Montgomery intends to limit her role in her other business activities and devote more of her time to Your Event, Inc. after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.


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

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in 2009, our first year of being a public company. We will be required to be in compliance with section 404 of the Sarbanes-Oxley Act.

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

Since the Company has been cleared for trading, through November 30, 2009, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of November 30, 2009, there were approximately thirty-three (33) holders of record of our Common Stock and 11,000,000 shares issued and outstanding.

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


Recent Sales of Unregistered Securities
---------------------------------------

On October 30, 2007 (inception), the Company issued 10,000,000, par value $0.001 common shares of stock for cash to its founders. Of the original 10,000,000 common shares sold, a total of 2,800,000 common shares owned by four founders were subsequently registered with the U.S. Securities and Exchange Commission on Form SB-2 originally filed on January 25, 2008.

In February 2008, the Company, was issued a permit to sell securities to the public in the State of Nevada, pursuant to Nevada Revised Statutes Chapter
90.480. This was a Registration by coordination with the Nevada Secretary of State.

On June 30, 2008, the Company sold 1,000,000 common shares at par value of $0.001 per share for $5,000 cash pursuant its Prospectus (424B3) statement filed with the SEC on April 11, 2008.

As of November 30, 2009, the Company has a total 11,000,000 common shares issued and outstanding to approximately thirty-four (34) shareholders.


Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2009 or 2008.


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

Results of Operations for the year ended August 31, 2009
--------------------------------------------------------

Since our inception on October 30, 2007 through August 31, 2009, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our operating offices.

For the fiscal year ending August 31, 2009, we experienced a net loss of $(25,283) as compared to a net loss of $(9,560) for the same period last year. The net loss for the year ending August 31, 2009 was contributed to general and administrative expense of $14,283 and auditing fees of $11,000. Most of the actual general and administrative expenses, since our inception, represented legal fees. Our audit fees for the same period last year were $6,500. Our cash at hand as of August 31, 2009 was $407. In our August 31, 2009 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

Since our inception on October 30, 2007 through August 31, 2009, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our event planning offices. We are presently in the development stage of our business and we can provide no assurance that we will be successful in opening any event planning offices, until such time as we raise additional capital.


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

Significant changes in the number of employees
----------------------------------------------

As of August 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of August 31, 2009 reflects total assets of $407 and $7,550 in total liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We will require additional capital up to approximately $200,000 and we plan to issue debt or equity or enter into a strategic arrangement with a third party. We have been trying to raise capital through a private offering with no success during this economic downturn. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.


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

The Company has been seeking funding from a number of sources, but has not secured any funding at this time. Management has been seeking funding, but has been unable to raise the necessary capital during these weak economic conditions.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended August 31, 2009. The Company has no employment agreements in place with its officer.


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

New Accounting Standards
------------------------

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6-15


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
Your Event, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Your Event, Inc. (A Development Stage Company) as of August 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended August 31, 2009 and the periods from inception on October 30, 2007 through August 31, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Your Event, Inc. (A Development Stage Company) as of August 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended August 31, 2009 and the periods from inception on October 30, 2007 through August 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $34,843, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    November 30, 2009

                50 S Jones Blvd, Ste 202, Las Vegas, NV  89107
                      (888)727-8251 Fx (888) 782-2351

                               Your Event, Inc.
                         (A Development Stage Company)
                                Balance Sheets

                                                       August 31,  August 31,
                                                         2009        2008
                                                       ----------  ----------
ASSETS

  Current Assets:
    Cash                                               $     407   $   1,890
    Funds held in escrow                                       -       5,000
                                                       ----------  ----------
  Total current assets                                       407       6,890
                                                       ----------  ----------
TOTAL ASSETS                                           $     407   $   6,890
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                   $   2,550   $   1,250
    Accrued expense                                        5,000           -
                                                       ----------  ----------
  Total liabilities                                        7,550       1,250
                                                       ----------  ----------

  Stockholders' equity:
    Preferred stock: $0.001 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                              -           -
    Common stock: $0.001 par value, 70,000,000
      shares authorized, 11,000,000 and 11,000,000
      shares issued and outstanding as of
      8/31/09 and 8/31/08, respectively                   11,000      11,000
    Additional paid-in capital                            16,700       4,200
    (Deficit) accumulated during development stage       (34,843)     (9,560)
                                                       ----------  ----------
  Total stockholders' equity                              (7,143)      5,640
                                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     407   $   6,890
                                                       ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                           Statements of Operations

                                                                  For the
                                                                period from
                                 For the         For the     October 30, 2007
                                year ended     year ended     (Inception) to
                                August 31,      August 31,       August 31,
                                   2009            2008             2009
                              --------------  --------------  ---------------
REVENUE                       $           -   $           -   $            -

EXPENSES:
 Advertising                              -           1,054            1,054
 Auditing fees                       11,000           6,500           17,500
 General & Administrative            14,283           2,006           16,289
                              --------------  --------------  ---------------
  Total expenses                     25,283           9,560           34,843
                              --------------  --------------  ---------------

Net (loss) before
  income taxes                      (25,283)         (9,560)         (34,843)

Income tax expense                        -               -                -
                              --------------  --------------  ---------------

NET (LOSS)                    $     (25,283)  $      (9,560)  $      (34,843)
                              ==============  ==============  ===============

NET (LOSS) PER SHARE -
 BASIC AND FULLY DILUTED      $       (0.00)  $       (0.00)
                              ==============  ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND FULLY DILITED         10,652,174      10,272,727
                              ==============  ==============


  The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                   Statements of Changes in Stockholders' Equity

                    Preferred        Common               Accumulated Total
                      Stock          Stock       Additional During    Stock-
                    ---------- ------------------ Paid-in Development holders'
                    Shares Amt   Shares   Amount  Capital    Stage    Equity
                    ------ --- ---------- ------- ------- ----------- ---------
10/30/07
Founders initial
investment,
$0.001 per share               10,000,000 $10,000 $     - $        -  $ 10,000

12/3/07
Contributed Capital                                   200                  200

6/30/08
Shares issued for
cash at $0.005
per share                -   -  1,000,000   1,000   4,000                5,000

Net (loss) for the
year ending 8/31/08                                           (9,560)   (9,560)
                    ------ --- ---------- ------- ------- ----------- ---------

Balance, 8/31/08         -   - 11,000,000  11,000   4,200     (9,560)    5,640

2/27/09
Contributed Capital                                 2,500                2,500

8/1/09
Contributed Capital                                10,000               10,000

Net (loss) for the
year ending 8/31/09                                          (25,283)  (25,283)
                    ------ --- ---------- ------- ------- ----------- ---------

Balance, 8/31/09         - $ - 11,000,000 $11,000 $16,700 $  (34,843) $ (7,143)
                    ====== === ========== ======= ======= =========== =========


  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                           Statements of Cash Flows

                                                                  For the
                                                                period from
                                 For the         For the     October 30, 2007
                                year ended     year ended     (Inception) to
                                August 31,      August 31,       August 31,
                                   2009            2008             2009
                              --------------  --------------  ---------------
OPERATING ACTIVITIES:
 Net (loss)                   $     (25,283)  $      (9,560)  $      (34,843)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Increase in:
       Accounts payable               1,300           1,250            2,550
       Accrued expense                5,000               -            5,000
                              --------------  --------------  ---------------
Net cash (used) by
 operating activities               (18,983)         (8,310)         (27,293)
                              --------------  --------------  ---------------

FINANCING ACTIVITIES:
 Sales of common stock                    -          15,000           15,000
 Contributed capital                 12,500             200           12,700
                              --------------  --------------  ---------------
Net cash provided by
 financing activities                12,500          15,200           27,700
                              --------------  --------------  ---------------

NET CHANGE IN CASH                   (6,483)          6,890              407
CASH AT BEGINNING OF PERIOD           6,890               -                -
                              --------------  --------------  ---------------
CASH AT END OF PERIOD         $         407   $       6,890   $          407
                              ==============  ==============  ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid              $           -    $           -    $           -
                             ==============   ==============   ==============
  Income taxes paid          $           -    $           -    $           -
                             ==============   ==============   ==============
  Non-cash transactions      $           -    $           -    $           -
                             ==============   ==============   ==============


  The accompanying notes are an integral part of these financial statements.

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Your Event, Inc. (the "Company") was incorporated under the laws of the state of Nevada on October 30, 2007. The Company was organized to conduct any lawful business. The Company coordinates event services to the public.

The Company has minimal operations and in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, the Company is considered a development stage company.


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $407 and liabilities of $7,550 as of August 31, 2009 as compared to cash assets of 6,890 and liabilities of $1,250 as of August 31, 2008. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Calculation of net income (loss) per share is as follows:

                                       For the year ended  For the year ended
                                        August 31, 2009     August 31, 2008
                                       ------------------  ------------------
Net income (loss) (numerator)          $         (25,283)  $          (9,560)
                                       ==================  ==================
Weighted average common
  shares outstanding                          10,652,174          10,272,727
                                       ==================  ==================
Basic gain (loss) per share            $           (0.00)  $           (0.00)
                                       ==================  ==================

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued)

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

Year-end
--------
The Company has selected August 31 as its year-end.

Advertising
-----------
Advertising is expensed when incurred. During the year ended August 31, 2009 there were no expenses in advertising, as compared to $1,054 spent in advertising during the year ended August 31, 2008.

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


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(34,843) for the period from October 30, 2007 (inception) to August 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 3.   GOING CONCERN (Continued)

Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


NOTE 4.   STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock and up to 70,000,000 shares of $0.001 par value common stock.

Preferred Stock
---------------
There are no issued shares of preferred stock.

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

There were no other issuances of common or preferred stock or equivalents since October 30, 2007 (inception) through August 31, 2009. The Company has not issued any options or warrants or similar securities since inception.

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 5.   RELATED PARTY TRANSACTIONS

Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  CONTRIBUTED CAPITAL

During the fiscal year ending August 31, 2009, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $10,000.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.

NOTE 7.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 8.   RECENT PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 8.   RECENT PRONOUNCEMENTS (Continued)

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 8.   RECENT PRONOUNCEMENTS (Continued)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

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

In October 3008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 8.   RECENT PRONOUNCEMENTS (Continued)

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)- 1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective
March 1, 2010, on a prospective basis.

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 8.   RECENT PRONOUNCEMENTS (Continued)

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

                             Your Event, Inc.
                       (a development stage company)
                       Notes to Financial Statements


NOTE 8.   RECENT PRONOUNCEMENTS (Continued)

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


NOTE 9.  CONCENTRATIONS OF RISKS

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


NOTE 10 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through October 30, 2009, the date which the financial statements were available to be issued, and no such events have occurred.

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

As of August 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of August 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31 , 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31 , 2010.


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


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
Marilyn Montgomery           59    President, Chief Executive Officer,
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


Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended August 31, 2009 for our President and sole director. We did not have any executive officer as of the fiscal year end of August 31, 2009 receive any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since October 30, 2007 (inception) of the company through August 31, 2009. Your Event, Inc. has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------
                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Aug. 31   ($)    ($)    ($)      ($)      ($)
----------------------------------------------------------------------------
Marilyn Montgomery   CEO/Dir.  2008    -0-    -0-      -0-     -0-     -0-
                               2007    -0-    -0-      -0-     -0-     -0-


We do not maintain key-woman life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end August 31, 2009.


Outstanding Equity Awards
-------------------------

We did not have any outstanding equity awards for the fiscal years ending August 31, 2009 or August 31, 2008.


Option Exercises
----------------

There were no options exercised by our named executive officer for the fiscal years ending August 31, 2009 or August 31, 2008.


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


Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending August 31, 2009 or August 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on November 30, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 6, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Your Event, Inc.'s common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.


                                             AMOUNT AND
                                             NATURE OF
TITLE OF    NAME OF BENEFICIAL               BENEFICIAL      PERCENT OF
CLASS       OWNER AND POSITION               OWNERSHIP       CLASS(1)
----------------------------------------------------------------------
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


Escrowed shares of founder/promoter
-----------------------------------

Pursuant to NRS 90.500(8), the Company has come to an agreement with Ms. Montgomery to lock-up her entire common stock holdings in the Company until the first of the following events occur:

(1) a period of three years from the date of the Company's initial offering which took place on June 30, 2008;

(2) when the Company's stock is traded on the NASD "Over-the-Counter" at a average share price of greater than the initial offering price of $0.005 for a minimum of three months;

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

Through a Board Resolution, the Company hired the professional services of Seale and Beers, CPAs, to perform an audit of the financials for the Company. Seale and Beers, CPS own no stock in the Company. The company has no formal contract with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPS served as our principal independent public accountants for fiscal years ending August 31, 2009, the Company engaged a different auditor for the previous fiscal year. Aggregate fees billed to us for the years ended August 31, 2009 and 2008 were as follows:


                                                         For the Years Ended
                                                              August 31,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                         $11,000   $ 6,500
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal auditors.


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


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending August 31, 2009, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Your Event, Inc. Articles             SB-2           3.1   1-18-08
           of Incorporation currently
           in effect
-------------------------------------------------------------------------------
 3.2       Bylaws as currently                   SB-2           3.2   1-18-08
           in effect
-------------------------------------------------------------------------------
10.1       Lock-up Agreement of Common           S-1           10.1   3-04-08
           Shares dated January 15, 2008
-------------------------------------------------------------------------------
23.1       Consent Letter from Seale      X
           and Beers, CPAs
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Your Event, Inc.

By: /s/ Marilyn Montgomery
    --------------------------
        Marilyn Montgomery
        President and Director

Date:  November 30, 2009
       -----------------

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


Date:  November 30, 2009
       -----------------