Form 10-Q
period 2009-11-30
Your Event, Inc.
filed 2010-01-11
CIK 1424100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2009

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

As of January 5, 2010, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

                              Table of Contents
                              Your Event, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended November 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets                                               3

   Condensed Statements of Operations                                     4

   Condensed Statements of Cash Flows                                     5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A.  Risk Factors                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3 -- Defaults Upon Senior Securities                                20

Item 4 -- Submission of Matters to a Vote of Security Holders            20

Item 5 -- Other Information                                              20

Item 6.  Exhibits                                                        21

Signatures                                                               22

Part I.  Financial Information

Item 1.  Financial Statements

                               Your Event, Inc.
                         (A Development Stage Company)
                           Condensed Balance Sheets


                                                       November 30,
                                                          2009     August 31,
                                                       (Unaudited)    2009
                                                       ----------  ----------
ASSETS
  Current Assets:
    Cash                                               $   5,114   $     407
                                                       ----------  ----------
  Total current assets                                     5,114         407
                                                       ----------  ----------
TOTAL ASSETS                                           $   5,114   $     407
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                   $   7,600   $   2,550
    Accrued expense                                            -       5,000
                                                       ----------  ----------
  Total liabilities                                        7,600       7,550
                                                       ----------  ----------

  Stockholders' equity:
    Preferred stock: $0.001 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                              -           -
    Common stock: $0.001 par value, 70,000,000
      shares authorized, 11,000,000 and 11,000,000
      shares issued and outstanding as of
      11/30/09 and 8/31/09, respectively                  11,000      11,000
    Additional paid-in capital                            21,700      16,700
    (Deficit) accumulated during development stage       (35,186)    (34,843)
                                                       ----------  ----------
  Total stockholders' equity                              (2,486)     (7,143)
                                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   5,114   $     407
                                                       ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Operations
                                 (Unaudited)


                                                                  For the
                                                                period from
                              For the three   For the three  October 30, 2007
                              months ending   months ending   (Inception) to
                               November 30,    November 30,     November 30,
                                   2009            2008             2009
                              --------------  --------------  ---------------
REVENUE                       $           -   $           -   $            -

EXPENSES:
 Advertising                              -               -            1,054
 Auditing fees                            -           1,500           17,500
 General & Administrative               343           1,947           16,632
                              --------------  --------------  ---------------
  Total expenses                        343           3,447           35,186
                              --------------  --------------  ---------------

Net (loss) before
  income taxes                         (343)         (3,447)         (35,186)

Income tax expense                        -               -                -
                              --------------  --------------  ---------------

NET (LOSS)                    $        (343)  $      (3,447)  $      (35,186)
                              ==============  ==============  ===============

NET (LOSS) PER SHARE -
 BASIC AND FULLY DILUTED      $       (0.00)  $       (0.00)
                              ==============  ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND FULLY DILITED         11,000,000      11,000,000
                              ==============  ==============


  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                                                  For the
                                                                period from
                              For the three   For the three  October 30, 2007
                              months ending   months ending   (Inception) to
                               November 30,    November 30,     November 30,
                                   2009            2008             2009
                              --------------  --------------  ---------------
OPERATING ACTIVITIES:
Net (loss)                    $        (343)  $      (3,447)  $      (35,186)
Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Increase in:
       Accounts payable               5,050          (1,250)           7,600
       Accrued expense               (5,000)              -                -
                              --------------  --------------  ---------------
Net cash (used) by
 operating activities                  (293)         (4,697)         (27,586)
                              --------------  --------------  ---------------

FINANCING ACTIVITIES:
 Sales of common stock                    -               -           15,000
 Contributed capital                  5,000               -           17,700
                              --------------  --------------  ---------------
Net cash provided by
 financing activities                 5,000               -           32,700
                              --------------  --------------  ---------------

NET CHANGE IN CASH                    4,707          (4,697)           5,114
CASH AT BEGINNING OF PERIOD             407           6,889                -
                              --------------  --------------  ---------------
CASH AT END OF PERIOD         $       5,114   $       2,192   $        5,114
                              ==============  ==============  ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid              $           -    $           -    $           -
  Income taxes paid          $           -    $           -    $           -
  Non-cash transactions      $           -    $           -    $           -


  The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2009, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements filed with its annual report. The results of operations for the period ended November 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2009, the Company has not recognized any revenues and has accumulated operating losses of approximately $35,186 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              Your Event, Inc.
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Recent Accounting Pronouncements
--------------------------------

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.


NOTE 4 - RELATED PARTY TRANSACTIONS

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

                              Your Event, Inc.
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements


NOTE 5 - CONCENTRATION OF CREDIT RISK

Cash Balances
------------

The Company maintains its cash in various financial institutions in the United States. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.


NOTE 7 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through January 4, 2010, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended August 31, 2009.

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


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through November 30, 2009, we did not generate any revenues and have incurred a cumulative net loss of $(35,186).

Based on the small size of our Company, management views that it requires funding for two separate areas of the company's business. This first includes paying for the legal and accounting expenses to keep the Company full reporting; the second includes funding to build the actual business operations of the Company.

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


Results of Operations for the quarter ended November 30, 2009
-------------------------------------------------------------

During the three months ended November 30, 2009, the Company had a net loss of $(343) versus a net loss of $(3,447) for the same period last year. Since the Company's inception on October 30, 2007, the Company experienced a net loss of $(35,186).

Revenues
--------

During the three month period ended November 30, 2009, the Company generated no revenues and compared to no revenues for the same period last year.
Since inception on October 30, 2007, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(35,186) since its inception on October 30, 2007 through the period ended November 30, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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


Significant changes in the number of employees
----------------------------------------------

As of November 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended November 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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


Recent Accounting Pronouncements
--------------------------------

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.

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

As of November 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of November 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2010.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended August 31, 2009 and the discussion in
Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any of our equity securities during the quarter ending November 30, 2009.


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

Dated:  January 5, 2010
        ---------------