Form 10-Q
period 2010-02-28
Your Event, Inc.
filed 2010-04-12
CIK 1424100

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

               For the quarterly period ended February 28, 2010

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

As of April 9, 2010, 2010, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

                              Table of Contents
                              Your Event, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended February 28, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets                                               3

   Condensed Statements of Operations                                     4

   Condensed Statements of Cash Flows                                     5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20

Item 4.  Controls and Procedures                                         20

Part II  Other Information

Item 1.  Legal Proceedings                                               23

Item 1A.  Risk Factors                                                   23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     23

Item 3 -- Defaults Upon Senior Securities                                23

Item 4 -- Submission of Matters to a Vote of Security Holders            23

Item 5 -- Other Information                                              23

Item 6.  Exhibits                                                        24

Signatures                                                               25

Part I.  Financial Information

Item 1.  Financial Statements

                               Your Event, Inc.
                         (A Development Stage Company)
                           Condensed Balance Sheets


                                                      February 28,
                                                          2010     August 31,
                                                       (Unaudited)    2009
                                                       ----------  ----------
                                    ASSETS
Current Assets:
    Cash                                               $     896   $     407
                                                       ----------  ----------
  Total current assets                                       896         407
                                                       ----------  ----------
TOTAL ASSETS                                           $     896   $     407
                                                       ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $   2,500   $   2,550
    Accrued expense                                            -       5,000
                                                       ----------  ----------
  Total liabilities                                        2,500       7,550
                                                       ----------  ----------

Stockholders' equity:
    Preferred stock: $0.001 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                              -           -
    Common stock: $0.001 par value, 70,000,000
      shares authorized, 11,000,000 and 11,000,000
      shares issued and outstanding as of
      2/28/10 and 8/31/09, respectively                   11,000      11,000
    Additional paid-in capital                            24,750      16,700
    (Deficit) accumulated during development stage       (37,354)    (34,843)
                                                       ----------  ----------
  Total stockholders' equity                              (1,604)     (7,143)
                                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     896   $     407
                                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Operations
                                 (Unaudited)


                          For the three         For the six      October 30,
                          months ended          months ended        2007
                          February 28,          February 28,     (Inception)
                     --------------------- ---------------------     to
                                   2009                  2009    February 28,
                        2010    (Restated)    2010    (Restated)    2010
                     ---------- ---------- ---------- ---------- ------------
REVENUE              $       -  $       -  $       -  $       -  $         -

EXPENSES:
 Advertising                 -          -          -          -        1,054
 Auditing fees           1,500      2,500      1,500      4,000       19,000
 General &
   Administrative          643      1,515      1,011      3,462       17,300
                     ---------- ---------- ---------- ---------- ------------
  Total expenses         2,143      4,015      2,511      7,462       37,354
                     ---------- ---------- ---------- ---------- ------------

Net (loss) before
  income taxes          (2,143)    (4,015)    (2,511)    (7,462)     (37,354)

Income tax expense           -          -          -          -            -
                     ---------- ---------- ---------- ---------- ------------

NET (LOSS)           $  (2,143) $  (4,015) $  (2,511) $  (7,462) $   (37,354)
                     ========== ========== ========== ========== ============

NET (LOSS) PER
 SHARE - BASIC       $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                     ========== ========== ========== ==========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING -
 BASIC               11,000,000 11,000,000 11,000,000 11,000,000
                     ========== ========== ========== ==========


  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                                                  For the
                                               For the six      period from
                               For the six    months ending  October 30, 2007
                              months ending    February 28,   (Inception) to
                               February 28,        2009         February 28,
                                   2010         (Restated)          2010
                              --------------  --------------  ---------------
OPERATING ACTIVITIES
Net (loss)                    $      (2,511)  $      (7,462)  $      (37,354)
Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Increase(decrease) in:
       Accounts payable                 (50)         (1,200)           2,500
       Accrued expense               (5,000)              -                -
                              --------------  --------------  ---------------
Net cash (used) by
 operating activities                (7,561)         (8,662)         (34,854)
                              --------------  --------------  ---------------

FINANCING ACTIVITIES
 Sales of common stock                    -               -           15,000
 Contributed capital                  8,050           2,500           20,750
                              --------------  --------------  ---------------
Net cash provided by
 financing activities                 8,050               -           35,750
                              --------------  --------------  ---------------

NET CHANGE IN CASH                      489          (6,162)             896
CASH AT BEGINNING OF PERIOD             407           6,889                -
                              --------------  --------------  ---------------
CASH AT END OF PERIOD         $         896   $         727   $          896
                              ==============  ==============  ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid              $           -    $           -    $           -
  Income taxes paid          $           -    $           -    $           -
  Non-cash transactions      $           -    $           -    $           -


  The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements
                   February 28, 2010 and August 31, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the periods ended February 28, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $(37,354) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              Your Event, Inc.
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements
                   February 28, 2010 and August 31, 2009


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


NOTE 4 - CONCENTRATION OF CREDIT RISK

Cash Balances
-------------
The Company maintains its cash in financial institutions in the United States. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage was temporary and remained in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.

                              Your Event, Inc.
                       (A Development Stage Company)
                Notes to the Condensed Financial Statements
                   February 28, 2010 and August 31, 2009


NOTE 5 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the quarter ended February 28, 2009 to reflect a correction to an expense of $50 for a transfer agent fee and $2,500 for auditing fees that were not previously recorded, resulting in an understatement of expenses for the three month period of $2,550. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                          For the three
                                          months ended
                                        February 28, 2009
                                        -----------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF OPERATIONS
Expenses:
Auditing fees                           $     -  $ 2,500  $ 2,500
General & Administrative                  1,465    1,515       50
                                        -------- -------- --------
Total Expenses                            1,465    4,015    2,550
                                        -------- -------- --------
Net (Loss)                              $(1,465) $(4,015) $(2,550)
                                        ======== ======== ========


NOTE 6 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through April 7, 2010, the date which the financial statements were available to be issued.

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


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through February 28, 2010, we did not generate any revenues and have incurred a cumulative net loss of $(37,354).

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

Results of Operations for the quarter ended February 28, 2010
-------------------------------------------------------------

During the three months ended February 28, 2010, the Company had a net loss of $(2,143) versus a net loss of $(4,015) for the same period last year. During the six months ended February 28, 2010, the Company had a net loss of $(2,511) versus a net loss of $(7,462) for the same period last year.
The bulk of the net loss dealt with audit fees to keep the company compliant with its fully reporting obligations. Since the Company's inception on October 30, 2007, the Company experienced a net loss of $(37,354).

Due to an accounting error, the Company has restated its financial statements as of and for the quarter ended February 28, 2009 to reflect a correction to an expense of $50 for a transfer agent fee and $2,500 for auditing fees that were not previously recorded, resulting in an understatement of expenses for the three month period of $2,550.
A comparison of the restated financial statements to those originally filed is included in Note 5 to the financial statements presented herein.

Revenues
--------

During the three month period ended February 28, 2010, the Company generated no revenues and compared to no revenues for the same period last year.
Since inception on October 30, 2007, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(37,354) since its inception on October 30, 2007 through the period ended February 28, 2010. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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


Significant changes in the number of employees
----------------------------------------------

As of February 28, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended

February 28, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through February 28, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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


Recent Accounting Pronouncements
--------------------------------

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of
Convertible Debt Issuance or Other Financing.  This Accounting
Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,
2009.   Share-lending arrangements that have been terminated as a
result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments
to FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the

Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.


Item 4T.  Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives; and

3) ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2010.

Management believes that the material weaknesses set forth in items (2), and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This amended quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

(b)  Management's Remediation Initiatives
-----------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.


(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

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

We have not sold any of our equity securities during the quarter ending February 28, 2010.


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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

Dated:  April 9, 2010
        -------------