Form 10-Q
period 2010-05-31
Your Event, Inc.
filed 2010-07-16
CIK 1424100

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

                  For the quarterly period ended May 31, 2010

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

As of July 15, 2010, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

                              Table of Contents
                              Your Event, Inc.
                              Index to Form 10-Q
                 For the Quarterly Period Ended May 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets                                               3

   Condensed Statements of Operations                                     4

   Condensed Statements of Cash Flows                                     5

   Notes to the Unaudited Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4T. Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A.  Risk Factors                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3 -- Defaults Upon Senior Securities                                20

Item 4 -- Submission of Matters to a Vote of Security Holders            20

Item 5 -- Other Information                                              20

Item 6.  Exhibits                                                        21

Signatures                                                               22

Part I.  Financial Information

Item 1.  Financial Statements

                               Your Event, Inc.
                         (A Development Stage Company)
                           Condensed Balance Sheets


                                                         May 31,   August 31,
                                                          2010        2009
                                                       (Unaudited) (Restated)
                                                       ----------  ----------
                                    ASSETS
Current Assets:
    Cash                                               $  84,930   $     407
    Prepaid expense                                        1,800           -
                                                       ----------  ----------
  Total current assets                                    86,730         407
                                                       ----------  ----------
TOTAL ASSETS                                           $  86,730   $     407
                                                       ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $   2,000   $   2,550
    Accrued expense                                            -      12,667
                                                       ----------  ----------
  Total liabilities                                        2,000      15,217
                                                       ----------  ----------

Stockholders' equity:
    Preferred stock: $0.001 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                              -           -
    Common stock: $0.001 par value, 70,000,000
      shares authorized, 11,000,000 and 11,000,000
      shares issued and outstanding as of
      5/31/10 and 8/31/09, respectively                   11,000      11,000
    Additional paid-in capital                           124,750      16,700
    (Deficit) accumulated during development stage       (51,020)    (42,510)
                                                       ----------  ----------
  Total stockholders' equity                              84,730     (14,810)
                                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  86,730   $     407
                                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Operations
                                 (Unaudited)


                          For the three         For the nine     October 30,
                          months ended          months ended        2007
                             May 31,               May 31,       (Inception)
                     --------------------- ---------------------     to
                                   2009                  2009      May 31,
                        2010    (Restated)    2010    (Restated)    2010
                     ---------- ---------- ---------- ---------- ------------
REVENUE              $       -  $       -  $       -  $       -  $         -

EXPENSES:
 Advertising                 -          -          -          -        1,054
 Auditing fees           1,750      1,000      3,250      5,000       20,750
 General &
   Administrative        1,916        169      2,926      3,631       19,216
 General &
   Administrative-
   Related Party           334      1,000      2,334      3,000       10,000
                     ---------- ---------- ---------- ---------- ------------
  Total expenses         4,000      2,169      8,510     11,631       51,020
                     ---------- ---------- ---------- ---------- ------------

Net (loss) before
  income taxes          (4,000)    (2,169)    (8,510)   (11,631)     (51,020)

Income tax expense           -          -          -          -            -
                     ---------- ---------- ---------- ---------- ------------

NET (LOSS)           $  (4,000) $  (2,169) $  (8,510) $ (11,631) $   (51,020)
                     ========== ========== ========== ========== ============

NET (LOSS) PER
 SHARE - BASIC       $   (0.00) $   (0.00) $   (0.00) $   (0.00)
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

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                                                  For the
                                               For the nine     period from
                               For the nine   months ending  October 30, 2007
                              months ending       May 31,      (Inception) to
                                  May 31,          2009            May 31,
                                   2010         (Restated)          2010
                              --------------  --------------  ---------------
OPERATING ACTIVITIES
Net (loss)                    $      (8,510)  $     (11,631)  $      (51,020)
Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     (Increase)decrease in:
       Prepaid expense               (1,800)              -           (1,800)
     Increase(decrease) in:
       Accounts payable                (550)           (200)           2,000
       Accrued expense              (12,667)          3,000                -
                              --------------  --------------  ---------------
Net cash (used) by
 operating activities               (23,527)         (8,831)         (50,820)
                              --------------  --------------  ---------------

FINANCING ACTIVITIES
 Sales of common stock                    -               -           15,000
 Contributed capital                108,050           2,500          120,750
                              --------------  --------------  ---------------
Net cash provided by
 financing activities               108,050           2,500          135,750
                              --------------  --------------  ---------------

NET CHANGE IN CASH                   84,523          (6,331)          84,930
CASH AT BEGINNING OF PERIOD             407           6,889                -
                              --------------  --------------  ---------------
CASH AT END OF PERIOD         $      84,930   $         558   $       84,930
                              ==============  ==============  ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid              $           -    $           -    $           -
  Income taxes paid          $           -    $           -    $           -
  Non-cash transactions      $           -    $           -    $           -


  The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                      May 31, 2010 and August 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the periods ended May 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of $(51,020) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                      May 31, 2010 and August 31, 2009
                                 (Unaudited)


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


NOTE 5 - CONTRIBUTED CAPITAL

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

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                      May 31, 2010 and August 31, 2009
                                 (Unaudited)

NOTE 5 - CONTRIBUTED CAPITAL (Continued)

On April 2, 2010, a director of the Company contributed capital of $100,000. The director believed it was in the best interest of the Company's shareholders to contribute this capital in order to provide the company with the necessary working capital to pay for its accounting and transfer agent fees for the near future until such time, if any, that the company can generate sufficient revenues to cover expenses.

NOTE 6 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the quarter ended May 31, 2009 to reflect a correction to an expense of $1,000 for auditing fees and $1,000 for accounting and bookkeeping fees that were not previously recorded, resulting in an understatement of expenses for the three month period of $2,000. The Company failed to accrue additional accounting services from a related party that had been delivered each quarter since inception, of $1,000 per quarter.

This same accounting error resulted in the Company correcting its August 31, 2009 year-end balance sheet to reflect an additional accrued expense of $7,667 for accounting and bookkeeping fees.

The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                           For the year ended
                                            August 31, 2009
                                           ------------------
                                        Original Restated  Change
                                        -------- -------- --------
BALANCE SHEET
Total Assets                            $   407  $   407  $     -
                                        ======== ======== ========
Current Liabilities:
  Accounts payable                      $ 2,550  $ 2,550  $     -
  Accrued expense                         5,000   12,667    7,667
                                        -------- -------- --------
Total liabilities                         7,550   15,217    7,667
                                        -------- -------- --------
Stockholders' Equity
  Preferred Stock                             -        -        -
  Common Stock                           11,000   11,000        -
  Additional paid-in capital             16,700   16,700        -
  (Deficit) accumulated during
    development stage                   (34,843) (42,510)  (7,667)
                                        -------- -------- --------
Total stockholders' equity               (7,143) (14,810)  (7,667)
                                        -------- -------- --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $   407  $   407  $     -
                                        ======== ======== ========

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                      May 31, 2010 and August 31, 2009
                                 (Unaudited)


NOTE 6 - RESTATEMENT (Continued)

                                          For the three
                                          months ended
                                          May 31, 2009
                                        -----------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF OPERATIONS
Expenses:
Auditing fees                           $     -  $ 1,000  $ 1,000
General & Administrative                    169      169        -
General & Administrative-Related Party        -    1,000    1,000
                                        -------- -------- --------
Total Expenses                              169    2,169    2,000
                                        -------- -------- --------
Net (Loss)                              $  (169) $(2,169) $(2,000)
                                        ======== ======== ========


NOTE 7 - RELATED PARTY TRANSACTIONS

For the period from inception through the quarter ended May 31, 2010, the Company received bookkeeping services from a shareholder of the Company. This related party was paid a fee of $10,000 for her bookkeeping services to the Company for the period from inception through March 31, 2010.


NOTE 8 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through July 15, 2010, the date which the financial statements were available to be issued.

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


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through May 31, 2010, we did not generate any revenues and have incurred a cumulative net loss of $(51,020).

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

Results of Operations for the quarter ended May 31, 2010
--------------------------------------------------------

Due to an accounting error, the Company has restated its financial statements as of and for the quarter ended May 31, 2009 to reflect a correction to an expense of $1,000 for auditing fees and $1,000 for accounting and bookkeeping fees that were not previously recorded, resulting in an understatement of expenses for the three month period of $2,000. The Company failed to accrue additional accounting services that had been delivered each quarter since inception, of $1,000 per quarter.

This same accounting error resulted in the Company correcting its August 31, 2009 year-end balance sheet to reflect an additional accrued expense of $7,667 for accounting and bookkeeping fees.

Revenues
--------

During the three month period ended May 31, 2010, the Company generated no revenues and compared to no revenues for the same period last year. Since inception on October 30, 2007, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(51,020) since its inception on October 30, 2007 through the period ended May 31, 2010.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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


Significant changes in the number of employees
----------------------------------------------

As of May 31, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended

May 31, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through May 31, 2010. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2010.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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

We have not sold any of our equity securities during the quarter ending May 31, 2010.


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

Dated:  July 15, 2010
        -------------