Form 10-K
period 2010-08-31
Your Event, Inc.
filed 2010-11-29
CIK 1424100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2010

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

The Registrant's stock is listed on the OTC-BB, where no trades have taken place since its listing. The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 29, 2010, computed by reference to the $0.005 Registration Statement per-share price on July 16, 2008 (date of effectiveness), was $14,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of November 29, 2010, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.


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

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

Your Event, Inc. was incorporated in the state of Nevada on October 30, 2007. We have not generated any revenues to date and we are a development stage company. Your Event, Inc. is focused on becoming an event planning company primarily serving the Las Vegas, Nevada market. Our goal is to plan corporate events such as conventions, business conferences, and product launches, as well as social events such as weddings, reunions, and anniversaries, and develop and implement a marketing and sales program to sell these event planning services.


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through August 31, 2010, we did not generate any revenues and have incurred a cumulative net loss of $(60,338).

Based on the small size of our Company, management views that it requires funding for two separate areas of the companies business. This first includes paying for the legal and accounting expenses to keep the Company full reporting; the second includes funding to build the actual business operations, of the Company.

We have not generated any revenues, we expect losses over the next twelve (12) months since we have no revenues to offset the expenses associated in executing our business plan. Management has determined that an additional $200,000 will be needed to build its business operations to its full capacity. These funds will help finance the renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations. Management has been unable to raise the $200,000 it needs to further its business plan.

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

General Management Services
---------------------------

Your Event plans to offer general management services that will provide its clients with centralized coordination and execution of the overall event. In connection with providing general management services, Your Event will utilize an executive producer responsible for overseeing the production of an event or exhibition. The executive producer coordinates the services that YOUR EVENT provides for its future client. Your Event anticipates that it
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


Research and Development Activities and Costs
---------------------------------------------

Your Event, Inc. did not incur any research and development costs for the years ended August 31, 2010 and 2009, and has no plans to undertake any research and development activities during the next year of operations.


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

As discussed in the Notes to Financial Statements included in this Annual report, as at August 31, 2010 we had cash of $80,677, current assets of $82,202, current liabilities of $6,790 and stockholders' equity of $75,412. In addition, we had a net loss of approximately $(60,338) for the period October 30, 2007 (inception) to August 31, 2010.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period October 30, 2007 (inception) to August 31, 2010. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in 2010.

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

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Your Event, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: YEVN. The stock was cleared for quotation on the OTC-Bulletin Board on December 5, 2008.

Since the Company has been cleared for quotation, through November 29, 2010, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of November 29, 2010, there were approximately thirty-four (34) holders of record of our Common Stock and 11,000,000 shares issued and outstanding.

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

As of November 29, 2010, the Company has a total 11,000,000 common shares issued and outstanding to approximately thirty-four (34) shareholders.


Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2010 or 2009.


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

Results of Operations for the year ended August 31, 2010
--------------------------------------------------------

Since our inception on October 30, 2007 through August 31, 2010, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can raise $200,000 to establish the infrastructure to initiate our business.

For the fiscal year ending August 31, 2010, we experienced a net loss of $(17,828) as compared to a net loss of $(29,283) for the same period last year. The net loss for the year ending August 31, 2010 was attributed to audit fees of $9,790 as compared to $11,000 for the same period last year; general and administrative expense of $5,704 as compared to $14,283 for the same period last year; and, General & Administrative- Related Party of $2,334 as compared to $4,000 for the same period last year. Most of the actual general and administrative expenses, since our inception, represented legal and accounting fees. Our cash at hand as of August 31, 2010 was $80,677, due to a cash contribution in April, 2010 by our founder. In our August 31, 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

Since our inception on October 30, 2007 through August 31, 2010, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our event planning offices. We are presently in the development stage of our business and we can provide no assurance that we will be successful in opening any event planning offices, until such time as we raise additional capital.


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

Significant changes in the number of employees
----------------------------------------------

As of August 31, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of August 31, 2010 reflects total assets of $82,202 and $6,790 in total liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We will require additional capital up to approximately $200,000 and we plan to issue debt or equity or enter into a strategic arrangement with a third party. We have been trying to raise capital through a private offering with no success during this economic downturn. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended August 31, 2010. The Company has no employment agreements in place with its officer.



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


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6-12


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


To the Board of Directors
Your Event, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Your Event, Inc.
(A Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2010 and 2009 and from inception on October 30, 2007 through August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Your Event, Inc. (A Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2010 and 2009 and from inception on October 30, 2007 through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As stated in Note 8, the Company is restating its financial statements for the year ended 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had a loss from operations of $17,828, an accumulated deficit of $60,338, working capital of $75,412 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    November 23, 2010

             50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                 Phone: (888)727-8251 Fax: (888)782-2351

                               Your Event, Inc.
                         (A Development Stage Company)
                                Balance Sheets

                                                                   August 31,
                                                       August 31,    2009
                                                         2010      (Restated)
                                                       ----------  ----------
ASSETS

  Current Assets:
    Cash                                               $  80,677   $     407
    Prepaid expense                                        1,525           -
                                                       ----------  ----------
  Total current assets                                    82,202         407
                                                       ----------  ----------
TOTAL ASSETS                                           $  82,202   $     407
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                   $   2,040   $   2,550
    Accrued expense                                        4,750      12,667
                                                       ----------  ----------
  Total current liabilities                                6,790      15,217
                                                       ----------  ----------

  Stockholders' equity:
    Preferred stock: $0.001 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                              -           -
    Common stock: $0.001 par value, 70,000,000
      shares authorized, 11,000,000 and 11,000,000
      shares issued and outstanding as of
      8/31/10 and 8/31/09, respectively                   11,000      11,000
    Additional paid-in capital                           124,750      16,700
    (Deficit) accumulated during development stage       (60,338)    (42,510)
                                                       ----------  ----------
  Total stockholders' equity                              75,412     (14,810)
                                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  82,202   $     407
                                                       ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                           Statements of Operations

                                                                  For the
                                                 For the        period from
                                 For the        year ended    October 30, 2007
                                year ended      August 31,     (Inception) to
                                August 31,         2009          August 31,
                                   2010         (Restated)          2010
                              --------------  --------------  ---------------
REVENUE                       $           -   $           -   $            -

EXPENSES:
 Advertising                              -               -            1,054
 Auditing fees                        9,790          11,000           27,290
 General & Administrative             5,704          14,283           21,994
 General & Administrative-
   Related Party                      2,334           4,000           10,000
                              --------------  --------------  ---------------
  Total expenses                     17,828          29,283           60,338
                              --------------  --------------  ---------------

Net (loss) before
  income taxes                      (17,828)        (29,283)         (60,338)

Provision for income taxes                -               -                -
                              --------------  --------------  ---------------

NET (LOSS)                    $     (17,828)  $     (29,283)  $      (60,338)
                              ==============  ==============  ===============

NET (LOSS) PER SHARE -
 BASIC AND FULLY DILUTED      $       (0.00)  $       (0.00)
                              ==============  ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND FULLY DILITED         11,000,000      11,000,000
                              ==============  ==============


  The accompanying notes are an integral part of these financial statements.

                                 Your Event, Inc.
                          (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)

                                                             Deficit
                            Common                          Accumulated      Total
                            Stock                Additional   During         Stock-
                        ------------------        Paid-in    Development     holders'
                         Shares      Amount       Capital       Stage         Equity
Balance at Inception
October 30, 2007             -     $     -       $     -      $        -   $      -

October 30, 2007
Founders initial
investment,
$0.001 per share         10,000,000  $ 10,000          -               -       10,000

December 3, 2007
Contributed Capital                                    200             -          200

June 30, 2008
Shares issued for
cash at $0.005
per share                 1,000,000  $ 1,000         4,000              -       5,000

Net (loss) for the
period from inception
on October 30, 2007
to August 31, 2008
(Restated)                                                      (13,227)      (13,227)

Balance, August 31, 2008
(Restated)               11,000,000  $ 11,000    $   4,200    $ (13,227)    $   1,973

February 27, 2009
Contributed Capital                                   2,500                     2,500

August 1, 2009
Contributed Capital                                  10,000                    10,000

Net (loss) for the
year ending
August 31, 2009
(Restated)                                                      (29,283)     (29,283)
Balance, August 31, 2009
(Restated)               11,000,000  $ 11,000    $  16,700    $ (42,510)    $ (14,810)

November 24, 2009
Contributed Capital                                  5,000                      5,000

December 9, 2009
Contributed Capital                                    550                        550

January 11, 2010
Contributed Capital                                  2,500                      2,500

April 2, 2010
Contributed Capital                                100,000                    100,000

Net (loss) for the
year ending
August 31, 2010                                                 (17,828)      (17,828)

Balance,
August 31, 2010          11,000,000  $ 11,000     $   124,750 $ (60,338)    $  75,412

  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                           Statements of Cash Flows

                                                                  For the
                                                 For the        period from
                                 For the        year ended    October 30, 2007
                                year ended      August 31,     (Inception) to
                                August 31,         2009          August 31,
                                   2010         (Restated)          2010
                              --------------  --------------  ---------------
OPERATING ACTIVITIES:
 Net (loss)                   $     (17,828)  $     (29,283)  $      (60,338)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Increase(decrease) in:
       Accounts payable                (510)          1,300            2,040
       Accrued expense               (7,917)          9,000            4,750
     (Increase)decrease in:
       Prepaid expense               (1,525)              -           (1,525)
                              --------------  --------------  ---------------
Net cash (used) by
 operating activities               (27,780)        (18,983)         (55,073)
                              --------------  --------------  ---------------

FINANCING ACTIVITIES:
 Sales of common stock                    -               -           15,000
 Contributed capital                108,050          12,500          120,750
                              --------------  --------------  ---------------
Net cash provided by
 financing activities               108,050          12,500          135,750
                              --------------  --------------  ---------------

NET CHANGE IN CASH                   80,270          (6,483)          80,677
CASH AT BEGINNING OF PERIOD             407           6,890                -
                              --------------  --------------  ---------------
CASH AT END OF PERIOD         $      80,677   $         407   $       80,677
                              ==============  ==============  ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid              $           -    $           -    $           -
  Income taxes paid          $           -    $           -    $           -
  Non-cash transactions      $           -    $           -    $           -


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

The Company is a development stage entity in accordance with FASB ASC 915, "Accounting and Reporting by Development Stage Entities".

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting
-------------------
The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue and Cost Recognition
----------------------------
The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Property
--------
The Company does not own or rent any property. The office space is provided by a director of the Company at no charge.

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

Calculation of net income (loss) per share is as follows:

                                       For the year ended  For the year ended
                                        August 31, 2010     August 31, 2009
                                       ------------------  ------------------
Net income (loss) (numerator)          $         (17,828)  $         (29,283)
                                       ==================  ==================
Weighted average common
  shares outstanding                          11,000,000          11,000,000
                                       ==================  ==================
Basic gain (loss) per share            $           (0.00)  $           (0.00)
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

Year-end
--------
The Company has selected August 31 as its year-end.

Advertising
-----------
Advertising is expensed when incurred. During the year ended August 31, 2010 there were no expenses in advertising, as compared to no expenses in advertising during the year ended August 31, 2009.

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

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(60,338) for the period from October 30, 2007 (inception) to August 31, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Preferred Stock
---------------
There are no issued shares of preferred stock as of August 31, 2010 and 2009, respectively.

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

There were no other issuances of common or preferred stock or equivalents since October 30, 2007 (inception) through August 31, 2010. As of
August 31, 2010, the Company had 11,000,000 common shares issued and outstanding, as compared to 11,000,000 common shares issued and outstanding as of August 31, 2009. The Company has not issued any options or warrants or similar securities since inception.

NOTE 5.  CONTRIBUTED CAPITAL

On December 3, 2007, a director of the Company contributed capital of $200 to provide working capital to the Company.

On February 27, 2009, a director of the Company contributed capital of $2,500 to provide working capital to the Company for audit fees.

On November 24, 2009, a director of the Company contributed capital of $5,000 to provide working capital to the Company for audit fees.

On December 9, 2009, a director of the Company contributed capital of $550 to provide working capital to the Company for transfer fees.

On January 11, 2010, a director of the Company contributed capital of $2,500 to provide working capital to the Company for audit fees.

On April 2, 2010, a director of the Company contributed capital of $100,000 to provide working capital.

The director believed it was in the best interest of the Company's shareholders to contribute the above capital in order to provide the company with the necessary working capital to pay for its accounting and transfer agent fees for the near future until such time, if any, that the company can generate sufficient revenues to cover expenses.

                             Your Event, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 5.  CONTRIBUTED CAPITAL (Continued)

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

NOTE 6.   RELATED PARTY TRANSACTIONS

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

For the period from inception through the quarter ended May 31, 2010, the Company received bookkeeping services from a shareholder of the Company. This related party was paid a fee of $10,000 for her bookkeeping services to the Company for the period from inception through March 31, 2010, and is no longer performing any services for the Company, nor is owed any money as of August 31, 2010.

NOTE 7.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes", which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

                             Your Event, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 7 - PROVISION FOR INCOME TAXES (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (35.0%)
                   Valuation reserve                35.0%
                                                   ------
                   Total                               -%

Income tax benefits as of August 31, 2010 and August 31, 2009, are calculated as follows:

                                                Year Ended
                                                August 31,
                                               2010      2009
                                             --------  --------
                            Book loss        $17,828   $29,283
                            Less: Book             -        -
                            depreciation
                            Add: Tax               -        -
                            depreciation
                                             --------  --------
                            Net loss         $17,828   $29,283
                            Effective             35%       35%
                            tax rate
                                             --------  --------
                            Tax benefit      $ 6,240   $10,249
                            Valuation        $(6,240) $(10,249)
                            allowance
                                             --------  --------
                                             $     -   $      -
                                             --------  --------

During the year ended August 31, 2010, the Company recorded a valuation allowance of $(6,240), as compared to $(10,249) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended August 31, 2010.

                             Your Event, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 8.    RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the year ended August 31, 2009 to reflect a correction to an expense of $4,000 for accounting and bookkeeping fees that were not previously recorded, resulting in an understatement of expenses for the year ended August 31, 2009 of $4,000. The Company failed to accrue additional accounting services from a related party that had been delivered each quarter since inception, of $1,000 per quarter.

This same accounting error resulted in the Company correcting its August 31, 2009 year-end balance sheet to reflect an additional accrued expense of $7,667 for accounting and bookkeeping fees.

This expense has been recorded prior to September 1, 2008.

The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:


                                           For the year ended
                                            August 31, 2009
                                           ------------------
                                        Original Restated  Change
                                        -------- -------- --------
BALANCE SHEET
  Accrued expense                         5,000   12,667    7,667
                                        -------- -------- --------
Total liabilities                         7,550   15,217    7,667
                                        -------- -------- --------
Stockholders' Equity
  (Deficit) accumulated during
    development stage                   (34,843) (42,510)  (7,667)
                                        -------- -------- --------
Total stockholders' equity               (7,143) (14,810)  (7,667)
                                        -------- -------- --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $   407  $   407  $     -
                                        ======== ======== ========

                                           For the year ended
                                            August 31, 2009
                                           -----------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF OPERATIONS
Expenses:
General & Administrative-Related Party        -    4,000    4,000
                                        -------- -------- --------
Total Expenses                           25,283   29,283    4,000
                                        -------- -------- --------
Net (Loss)                              $(25,283)$(29,283)$(4,000)
                                        ======== ======== ========

                             Your Event, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 9.   CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

NOTE 10.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.


NOTE 11.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events since August 31, 2010, and determined that no such events have occurred.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2010, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

As of August 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of August 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2011.

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



Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
Marilyn Montgomery           60    President, Chief Executive Officer,
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


Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended August 31, 2010 for our President and sole director. We did not have any executive officer as of the fiscal year end of August 31 , 2009 receive any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since October 30, 2007 (inception) of the company through August 31, 2010. Your Event, Inc. has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------
                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Aug. 31   ($)    ($)    ($)      ($)      ($)
----------------------------------------------------------------------------
Marilyn Montgomery   CEO/Dir.  2010    -0-    -0-      -0-     -0-     -0-
                               2009    -0-    -0-      -0-     -0-     -0-
                               2008    -0-    -0-      -0-     -0-     -0-
                               2007    -0-    -0-      -0-     -0-     -0-

We do not maintain key-woman life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end August 31, 2010.


Outstanding Equity Awards at 2010 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of August 31, 2010.


Option Exercises for Fiscal 2010
--------------------------------

There were no options exercised by our named executive officer in fiscal 2010.


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

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending August 31, 2010 or August 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on November 29, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after November 29, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Your Event, Inc.'s common stock.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal years ending August 31, 2010 and 2009. Aggregate fees billed to us for the years ended August 31, 2010 and 2009 were as follows:


                                                         For the Years Ended
                                                              August 31,
                                                         -------------------
                                                            2010      2009
                                                         -------------------
(1) Audit Fees(1)                                          $9,790    $11,000
(2) Audit-Related Fees                                       -0-        -0-
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

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


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending August 31, 2010, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5
Notes to the Financial Statements                                     F-6

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Your Event, Inc. Articles             SB-2           3.1   1-18-08
           of Incorporation currently
           in effect
-------------------------------------------------------------------------------
 3.2       Bylaws as currently                   SB-2           3.2   1-18-08
           in effect
-------------------------------------------------------------------------------
10.1       Lock-up Agreement of Common           S-1           10.1   3-04-08
           Shares dated January 15, 2008
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Your Event, Inc.
----------------
  Registrant


By: /s/ Marilyn Montgomery
    --------------------------
        Marilyn Montgomery
        President and Director
        Principal Executive, Financial,
        and Accounting Officer



Date:  November 29, 2010
       -----------------

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


Date:  November 29, 2010
       -----------------