Form 10-Q
period 2010-11-30
Your Event, Inc.
filed 2011-01-12
CIK 1424100

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

               For the quarterly period ended November 30, 2010

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

As of January 11, 2011, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

                              Table of Contents
                              Your Event, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended November 30, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets                                               3

   Condensed Statements of Operations                                     4

   Condensed Statements of Cash Flows                                     5

   Notes to the Unaudited Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16

Item 4T. Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               19

Item 1A.  Risk Factors                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3 -- Defaults Upon Senior Securities                                19

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        20

Signatures                                                               21


Part I.  Financial Information

Item 1.  Financial Statements

                               Your Event, Inc.
                         (A Development Stage Company)
                           Condensed Balance Sheets


                                                       November 30,August 31,
                                                          2010        2010
                                                       (Unaudited)  (Audited)
                                                       ----------  ----------
                                    ASSETS
Current Assets:
    Cash                                               $  55,577   $  80,677
    Prepaid expense                                        3,190       1,525
                                                       ----------  ----------
  Total current assets                                    58,767      82,202
                                                       ----------  ----------
TOTAL ASSETS                                           $  58,767   $  82,202
                                                       ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $   2,020   $   2,040
    Accrued expense                                            -       4,750
                                                       ----------  ----------
  Total liabilities                                        2,020       6,790
                                                       ----------  ----------

Stockholders' equity:
    Preferred stock: $0.001 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                              -           -
    Common stock: $0.001 par value, 70,000,000
      shares authorized, 11,000,000 and 11,000,000
      shares issued and outstanding as of
      11/30/10 and 8/31/10, respectively                  11,000      11,000
    Additional paid-in capital                           124,750     124,750
    (Deficit) accumulated during development stage       (79,003)    (60,338)
                                                       ----------  ----------
  Total stockholders' equity                              56,747      75,412
                                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  58,767   $  82,202
                                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Operations
                                 (Unaudited)


                                                                  For the
                                              For the three     period from
                              For the three   months ending  October 30, 2007
                              months ending    November 30,   (Inception) to
                               November 30,        2009         November 30,
                                   2010         (Restated)          2010
                              --------------  --------------  ---------------
REVENUE                       $           -   $           -   $            -

EXPENSES:
 Advertising                              -               -            1,054
 Auditing fees                           20               -           27,310
 General & Administrative            18,645             368           40,639
 General & Administrative-
   Related Party                          -           1,000           10,000
                              --------------  --------------  ---------------
  Total expenses                     18,665           1,368           79,003
                              --------------  --------------  ---------------

Net (loss) before
  income taxes                      (18,665)         (1,368)         (79,003)

Provision for income taxes                -               -                -
                              --------------  --------------  ---------------

NET (LOSS)                    $     (18,665)  $      (1,368)  $      (79,003)
                              ==============  ==============  ===============

NET (LOSS) PER SHARE -
 BASIC AND FULLY DILUTED      $       (0.00)  $       (0.00)
                              ==============  ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND FULLY DILITED         11,000,000      11,000,000
                              ==============  ==============


  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                                                  For the
                                              For the three     period from
                              For the three   months ending  October 30, 2007
                              months ending    November 30,   (Inception) to
                               November 30,        2009         November 30,
                                   2010         (Restated)          2010
                              --------------  --------------  ---------------
OPERATING ACTIVITIES
Net (loss)                    $     (18,665)  $      (1,368)  $      (79,003)
Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     (Increase)decrease in:
       Prepaid expense               (1,665)              -           (3,190)
     Increase(decrease) in:
       Accounts payable                 (20)          5,075            2,020
       Accrued expense               (4,750)         (5,000)               -
       Accrued expense -
         related party                    -           1,000                -
                              --------------  --------------  ---------------
Net cash (used) by
 operating activities               (25,100)           (293)         (80,173)
                              --------------  --------------  ---------------

FINANCING ACTIVITIES
 Sales of common stock                    -               -           15,000
 Contributed capital                      -           5,000          120,750
                              --------------  --------------  ---------------
Net cash provided by
 financing activities                     -           5,000          135,750
                              --------------  --------------  ---------------

NET CHANGE IN CASH                  (25,100)          4,707           55,577
CASH AT BEGINNING OF PERIOD          80,677             407                -
                              --------------  --------------  ---------------
CASH AT END OF PERIOD         $      55,577   $       5,114   $       55,577
                              ==============  ==============  ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid              $           -    $           -    $           -
  Income taxes paid          $           -    $           -    $           -
  Non-cash transactions      $           -    $           -    $           -

  The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                             November 30, 2010
                                (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements. The results of operations for the periods ended November 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of $(79,003) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                             November 30, 2010
                                (Unaudited)


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


NOTE 5.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                             November 30, 2010
                                (Unaudited)


NOTE 6.   RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the quarter ended November 30, 2009 to reflect a correction to an expense of $25 for stock transfer fees and $1,000 for accounting and bookkeeping fees that were not previously recorded, resulting in an understatement of expenses for the three month period of $1,025. The Company failed to accrue additional accounting services from a related party that had been delivered each quarter since inception, of $1,000 per quarter.

The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                          For the three
                                          months ended
                                        November 30, 2009
                                        -----------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF OPERATIONS
Expenses:
General & Administrative                    343      368       25
General & Administrative-Related Party        -    1,000    1,000
                                        -------- -------- --------
Total Expenses                              343    1,368    1,025
                                        -------- -------- --------
Net (Loss)                              $  (343) $(1,368) $(1,025)
                                        ======== ======== ========

STATEMENT OF CASH FLOWS
Net (loss)                              $  (343) $(1,368) $ 1,025
Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Increase in:
       Accounts payable                   5,050    5,075      (25)
       Accrued expense                   (5,000)  (5,000)       -
       Accrued expense - related party        -    1,000   (1,000)
                                        -------- -------- --------
Net cash (used) by operating activities $  (293) $  (293) $     -


NOTE 7.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2010 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended August 31, 2010.

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


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through November 30, 2010, we did not generate any revenues and have incurred a cumulative net loss of $(79,003).

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

Results of Operations for the quarter ended November 30, 2010
-------------------------------------------------------------

Due to an accounting error, the Company has restated its financial statements as of and for the quarter ended November 30, 2009 to reflect a correction to an expense of $25 for transfer agent fees and $1,000 for accounting and bookkeeping fees that were not previously recorded, resulting in an understatement of expenses for the three month period of $1,025. The Company failed to accrue additional accounting services that had been delivered each quarter since inception, of $1,000 per quarter.

During the quarter ended November 30, 2010, the Company had cash of $55,577 and a prepaid expense for transfer fees of $3,190, as compared to cash of $5,114 and no prepaid expense for the same period last year.

During the quarter ended November 30, 2010, the Company had expenses of $18,665, as compared to expenses of $1,368 for the same period last year. This was primarily due to general and administrative expenses that consisted of legal and transfer agent fees. Since inception on October 30, 2007, the Company has incurred total expenses of $79,003 through the period ended November 30, 2010.

Revenues
--------

During the three month period ended November 30, 2010, the Company generated no revenues and compared to no revenues for the same period last year.
Since inception on October 30, 2007, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(79,003) since its inception on October 30, 2007 through the period ended November 30, 2010. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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


Significant changes in the number of employees
----------------------------------------------

As of November 30, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended

November 30, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2010.

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

We have not sold any of our equity securities during the quarter ending November 30, 2010.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-----------------------------------------------------------------------------
 3.1       Your Event, Inc. Articles             SB-2           3.1   1-18-08
           of Incorporation currently
           in effect
-----------------------------------------------------------------------------
 3.2       Bylaws as currently                   SB-2           3.2   1-18-08
           in effect
-----------------------------------------------------------------------------
10.1       Lock-up Agreement of Common           S-1           10.1   3-04-08
           Shares dated January 15, 2008
-----------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-----------------------------------------------------------------------------
32.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-----------------------------------------------------------------------------

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

Dated:  January 11, 2011
        ----------------