Form 10-Q
period 2011-02-28
Your Event, Inc.
filed 2011-04-14
CIK 1424100

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

               For the quarterly period ended February 28, 2011

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number  000-53164

                                YOUR EVENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          26-1375322
- -------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              7065 W. Ann Road, #130-110, Las Vegas, Nevada  89130
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code:  (877) 871-4552

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

As of April 13, 2011, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

                              Table of Contents
                              Your Event, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended February 28, 2011


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


Part I.  Financial Information

Item 1.  Financial Statements

                               Your Event, Inc.
                         (A Development Stage Company)
                           Condensed Balance Sheets


                                                      February 28 ,August 31,
                                                          2011        2010
                                                       (Unaudited)  (Audited)
                                                       ----------  ----------
                                    ASSETS
Current Assets:
    Cash                                               $   3,857   $  80,677
    Prepaid expense                                        1,645       1,525
                                                       ----------  ----------
  Total current assets                                     5,502      82,202
                                                       ----------  ----------
TOTAL ASSETS                                           $   5,502   $  82,202
                                                       ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $   2,000   $   2,040
    Accrued expense                                            -       4,750
                                                       ----------  ----------
  Total liabilities                                        2,000       6,790
                                                       ----------  ----------

Stockholders' equity:
    Preferred stock: $0.001 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                              -           -
    Common stock: $0.001 par value, 70,000,000
      shares authorized, 11,000,000 and 11,000,000
      shares issued and outstanding as of
      2/28/11 and 8/31/10, respectively                   11,000      11,000
    Additional paid-in capital                           124,750     124,750
    (Deficit) accumulated during development stage      (132,248)    (60,338)
                                                       ----------  ----------
  Total stockholders' equity                               3,502      75,412
                                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   5,502   $  82,202
                                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Operations
                                 (Unaudited)

                          For the three         For the six      October 30,
                          months ended          months ended         2007
                          February 28,          February 28,     (Inception)
                     --------------------- ---------------------     to
                                   2010                  2010    February 28,
                        2011    (Restated)    2011    (Restated)     2010
                     ---------- ---------- ---------- ---------- ------------
REVENUE              $       -  $       -  $       -  $       -  $         -

EXPENSES:
 Advertising                 -          -          -          -        1,054
 Auditing fees           1,500      1,520      1,520      1,520       28,810
 General &
   Administrative       50,875        643     70,390      1,011       92,384
 General & Administrative-
   Related Party             -      1,000          -      2,000       10,000
                     ---------- ---------- ---------- ---------- ------------
  Total expenses        52,375      3,163     71,910      4,531      132,248
                     ---------- ---------- ---------- ---------- ------------

Net (loss) before
  income taxes         (52,375)    (3,163)   (71,910)    (4,531)    (132,248)

Provision for
  income taxes               -          -          -          -            -
                     ---------- ---------- ---------- ---------- ------------

NET (LOSS)           $ (52,375) $  (3,163) $ (71,910) $  (4,531) $  (132,248)
                     ========== ========== ========== ========== ============

NET (LOSS) PER
 SHARE - BASIC AND
 FULLY DILUTED       $   (0.00) $   (0.00) $   (0.01) $   (0.00)
                     ========== ========== ========== ==========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING -
 BASIC AND
 FULLY DILITED       11,000,000 11,000,000 11,000,000 11,000,000
                     ========== ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                                                  For the
                                               For the six      period from
                               For the six     months ended  October 30, 2007
                               months ended    February 28,   (Inception) to
                               February 28,        2010         February 28,
                                   2011         (Restated)         2011
                              --------------  --------------  ---------------
OPERATING ACTIVITIES
Net (loss)                    $     (71,910)  $      (4,531)  $     (132,248)
Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     (Increase)decrease in:
       Prepaid expense                 (120)              -           (1,645)
     Increase(decrease) in:
       Accounts payable                 (40)            (30)           2,000
       Accrued expense               (4,750)         (3,000)               -
                              --------------  --------------  ---------------
Net cash (used) by
 operating activities               (76,820)         (7,561)        (131,893)
                              --------------  --------------  ---------------

FINANCING ACTIVITIES
 Sales of common stock                    -               -           15,000
 Contributed capital                      -           8,050          120,750
                              --------------  --------------  ---------------
Net cash provided by
 financing activities                     -           8,050          135,750
                              --------------  --------------  ---------------

NET CHANGE IN CASH                  (76,820)            489            3,857
CASH AT BEGINNING OF PERIOD          80,677             407                -
                              --------------  --------------  ---------------
CASH AT END OF PERIOD         $       3,857   $         896   $        3,857
                              ==============  ==============  ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid              $           -    $           -    $           -
  Income taxes paid          $           -    $           -    $           -
  Non-cash transactions      $           -    $           -    $           -

  The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                             February 28, 2011
                                (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements. The results of operations for the periods ended February 28, 2011 and 2010 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2011, the Company has not recognized any revenues and has accumulated operating losses of $(132,248) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                             February 28, 2011
                                (Unaudited)


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

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                             February 28, 2011
                                (Unaudited)

NOTE 6.   RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the three and six months ended February 28, 2010 to reflect a correction to an expense of $20 for audit fees and $1,000 for accounting and bookkeeping fees that were not previously recorded, resulting in an understatement of expenses for the three month period of $1,020. The Company failed to accrue additional accounting services from a related party that had been delivered each quarter since inception, of $1,000 per quarter.

The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                             For the three              For the six
                             months ended               months ended
                           February 28, 2010          February 28, 2010
                           -----------------          -----------------
                        Original Restated  Change  Original Restated  Change
                        -------- -------- -------- -------- -------- --------
STATEMENT OF OPERATIONS
Expenses:
Auditing fees             1,500    1,520      (20)   1,500    1,520      (20)
General &
  Administrative-
  Related Party               -    1,000   (1,000)       -    2,000   (2,000)
                        -------- -------- -------- -------- -------- --------
Total Expenses            2,143    3,163   (1,020)   2,511    4,531   (2,020)
                        -------- -------- -------- -------- -------- --------
Net (Loss)              $(2,143)  (3,163)   1,020   (2,511)  (4,531)   2,020
                        ======== ======== ======== ======== ======== ========

STATEMENT OF CASH FLOWS
Net (loss)                                          (2,511)  (4,531)   2,020
Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Increase in:
       Accounts payable                                (50)     (30)     (20)
       Accrued expense                              (5,000)  (3,000)  (2,000)
                                                   -------- -------- --------
Net cash (used) by operating activities             (7,561)  (7,561)       -

NOTE 7.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2011 through the date the financial statements are issued, and has determined that no such events have occurred.

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


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through February 28, 2011, we did not generate any revenues and have incurred a cumulative net loss of $(132,248).

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

Results of Operations for the quarter ended February 28, 2011
-------------------------------------------------------------

During the quarter ended February 28, 2011, the Company had cash of $3,857 and a prepaid expense for transfer fees of $1,645, as compared to cash of $80,677 and $1,525 in prepaid expense for the year ended August 31, 2010.

During the three months ended February 28, 2011, the Company had expenses of $52,375, as compared to expenses of $3,163 for the same period last year. The increase in expenses represented the payment of one-time legal fees. During the six months ended February 28, 2011, the Company had expenses of $71,910, as compared to expenses of $4,531 for the same period last year. Since inception on October 30, 2007, the Company has incurred total expenses of $132,248 through the period ended February 28, 2011.

Revenues
--------

During the six month period ended February 28, 2011, the Company generated no revenues and compared to no revenues for the same period last year. Since inception on October 30, 2007, the Company has generated no revenues.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(132,248) since its inception on October 30, 2007 through the period ended February 28, 2011. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

Summary of any product research and development that we will perform for the term of our plan of operation
----------------------------------------------------------------------------

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


Significant changes in the number of employees
----------------------------------------------

As of February 28, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

As of February 28, 2011, the Company had current assets of $5,502 and current liabilities of $2,000. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended February 28, 2011. No officer or director received stock options or other non-cash compensation since the Company's inception through February 28, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2011 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2011.

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

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

On February 4, 2011, Marilyn Montgomery, the sole officer and director, in a private transaction transferred ownership of her 8,200,000 control shares to Million Win Investments (HK) Limited, located in Hong Kong, P.R.C. Million Win Investments (HK) Limited now owns 74.5% issued and outstanding shares of the Company. With the change of ownership control, Marilyn Montgomery has agreed to maintain her positions as sole officer and director of the Company.

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

Dated:  April 13, 2011
        --------------