Form 10-Q/A
period 2011-02-28
Your Event, Inc.
filed 2011-05-12
CIK 1424100

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

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended February 28, 2011 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on April 14, 2011. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 4.

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


                                                      February 28, August 31,
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