Form 10-Q
period 2011-05-31
Your Event, Inc.
filed 2011-07-13
CIK 1424100

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

               For the quarterly period ended May 31, 2011

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

As of July 11, 2011, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

                              Table of Contents
                              Your Event, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended May 31, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets                                               3

   Condensed Statements of Operations                                     4

   Condensed Statements of Cash Flows                                     5

   Notes to the Unaudited Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4T. Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               19

Item 1A.  Risk Factors                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3 -- Defaults Upon Senior Securities                                19

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        20

Signatures                                                               21


Part I.  Financial Information

Item 1.  Financial Statements

                               Your Event, Inc.
                         (A Development Stage Company)
                           Condensed Balance Sheets
                                 (Unaudited)


                                                         May 31,   August 31,
                                                          2011        2010
                                                       ----------  ----------
                                    ASSETS
Current Assets:
    Cash                                               $   2,316   $  80,677
    Prepaid expense                                        1,005       1,525
                                                       ----------  ----------
  Total current assets                                     3,321      82,202
                                                       ----------  ----------
TOTAL ASSETS                                           $   3,321   $  82,202
                                                       ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $   2,000   $   2,040
    Accrued expense                                            -       4,750
                                                       ----------  ----------
  Total liabilities                                        2,000       6,790
                                                       ----------  ----------

Stockholders' equity:
    Preferred stock: $0.001 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                              -           -
    Common stock: $0.001 par value, 70,000,000
      shares authorized, 11,000,000 and 11,000,000
      shares issued and outstanding as of
      5/31/11 and 8/31/10, respectively                   11,000      11,000
    Additional paid-in capital                           124,750     124,750
    (Deficit) accumulated during development stage      (134,429)    (60,338)
                                                       ----------  ----------
  Total stockholders' equity                               1,321      75,412
                                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   3,321   $  82,202
                                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Operations
                                 (Unaudited)

                          For the three         For the nine     October 30,
                          months ended          months ended         2007
                             May 31,               May 31,       (Inception)
                     --------------------- ---------------------     to
                                                         2010       May 31,
                        2011       2010       2011    (Restated)     2010
                     ---------- ---------- ---------- ---------- ------------
REVENUE              $       -  $       -  $       -  $       -  $         -

EXPENSES:
 Advertising                 -          -          -          -        1,054
 Auditing fees           1,500      1,750      3,020      3,270       30,310
 General &
   Administrative          681      1,916     71,071      2,926       93,065
 General & Administrative-
   Related Party             -        334          -      2,334       10,000
                     ---------- ---------- ---------- ---------- ------------
  Total expenses         2,181      4,000     74,091      8,530      134,429
                     ---------- ---------- ---------- ---------- ------------

Net (loss) before
  income taxes          (2,181)    (4,000)   (74,091)    (8,530)    (134,429)

Provision for
  income taxes               -          -          -          -            -
                     ---------- ---------- ---------- ---------- ------------

NET (LOSS)           $  (2,181) $  (4,000) $ (74,091) $  (8,530) $  (134,429)
                     ========== ========== ========== ========== ============

NET (LOSS) PER
 SHARE - BASIC AND
 FULLY DILUTED       $   (0.00) $   (0.00) $   (0.01) $   (0.00)
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

                               Your Event, Inc.
                         (A Development Stage Company)
                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                                                  For the
                                               For the nine     period from
                               For the nine    months ended  October 30, 2007
                               months ended       May 31,     (Inception) to
                                  May 31,          2010           May 31,
                                   2011         (Restated)         2011
                              --------------  --------------  ---------------
OPERATING ACTIVITIES
Net (loss)                    $     (74,091)  $      (8,530)  $     (134,429)
Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     (Increase)decrease in:
       Prepaid expense                  520          (1,800)          (1,005)
     Increase(decrease) in:
       Accounts payable                 (40)           (530)           2,000
       Accrued expense               (4,750)        (12,667)               -
                              --------------  --------------  ---------------
Net cash (used) by
 operating activities               (78,361)        (23,527)        (133,434)
                              --------------  --------------  ---------------

FINANCING ACTIVITIES
 Sales of common stock                    -               -           15,000
 Contributed capital                      -         108,050          120,750
                              --------------  --------------  ---------------
Net cash provided by
 financing activities                     -         108,050          135,750
                              --------------  --------------  ---------------

NET CHANGE IN CASH                  (78,361)         84,523            2,316
CASH AT BEGINNING OF PERIOD          80,677             407                -
                              --------------  --------------  ---------------
CASH AT END OF PERIOD         $       2,316   $      84,930   $        2,316
                              ==============  ==============  ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid              $           -    $           -    $           -
  Income taxes paid          $           -    $           -    $           -
  Non-cash transactions      $           -    $           -    $           -

  The accompanying notes are an integral part of these financial statements.

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                               May 31, 2011
                                (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements. The results of operations for the periods ended May 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of $(134,429) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                               May 31, 2011
                                (Unaudited)


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

                              Your Event, Inc.
                       (A Development Stage Company)
            Notes to the Unaudited Condensed Financial Statements
                               May 31, 2011
                                (Unaudited)


NOTE 6.   RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the nine months ended May 31, 2010 to reflect a correction to an expense of $20 that were not previously recorded, resulting in an understatement of expenses for the nine month period of $20.

The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                                        For the nine
                                                        months ended
                                                        May 31, 2010
                                                      -----------------
                                                   Original Restated  Change
                                                   -------- -------- --------
STATEMENT OF OPERATIONS
Expenses:
Auditing fees                                        3,250    3,270      (20)
                                                   -------- -------- --------
Total Expenses                                       8,510    8,530      (20)
                                                   -------- -------- --------
Net (Loss)                                         $(8,510) $(8,530) $    20
                                                   ======== ======== ========

STATEMENT OF CASH FLOWS
Net (loss)                                          (8,510)  (8,530)      20
Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Increase in:
       Accounts payable                               (550)    (530)     (20)
                                                   -------- -------- --------
Net cash (used) by operating activities            (23,527) (23,527)       -


NOTE 7.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2011 through the date the financial statements are issued, and has determined that no such events have occurred.

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


Our Business
------------

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through May 31, 2011, we did not generate any revenues and have incurred a cumulative net loss of $(134,429).

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

Results of Operations for the quarter ended May 31, 2011
--------------------------------------------------------

During the quarter ended May 31, 2011, the Company had cash of $2,316 and a prepaid expense for transfer fees of $1,005, as compared to cash of $80,677 and $1,525 in prepaid expense for the year ended August 31, 2010.

During the three months ended May 31, 2011, the Company had expenses of $2,181, as compared to expenses of $4,000 for the same period last year. The increase in expenses represented a small increase in audit fees and an increase in general & administrative fees. During the nine months ended May 31, 2011, the Company had expenses of $74,091, as compared to expenses of $8,530 for the same period last year. Since inception on October 30, 2007, the Company has incurred total expenses of $134,429 through the period ended May 31, 2011.

Revenues
--------

During the nine month period ended May 31, 2011, the Company generated no revenues and compared to no revenues for the same period last year. Since inception on October 30, 2007, the Company has generated no revenues.

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

On February 4, 2011, the Company underwent a change of control of majority ownership. The new majority owners and management are currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by the new majority owner and/or the Company's management. In analyzing prospective businesses opportunities, the Company will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Part of the evaluation will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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

Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(134,429) since its inception on October 30, 2007 through the period ended May 31, 2011.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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


Significant changes in the number of employees
----------------------------------------------

As of May 31, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

As of May 31, 2011, the Company had current assets of $3,321 and current liabilities of $2,000. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended May 31, 2011. No officer or director received stock options or other non-cash compensation since the Company's inception through May 31, 2011. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended August 31, 2010. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended August 31, 2010 and the discussion in
Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

On February 4, 2011, Marilyn Montgomery, the sole officer and director, in a private transaction transferred ownership of her 8,200,000 control shares to Million Win Investments (HK) Limited, located in Hong Kong, P.R.C. Million Win Investments (HK) Limited owns 74.5% issued and outstanding shares of the Company. With the change of ownership control, Marilyn Montgomery has agreed to maintain her positions as sole officer and director of the Company.

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

Dated:  July 11, 2011
        -------------