Form 10-K/A
period 2010-08-31
Your Event, Inc.
filed 2011-08-15
CIK 1424100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 11, 2011, the registrant's outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-K/A for the year ended
August 31, 2010 to amend our Form 10-K originally filed with the U. S. Securities and Exchange Commission on November 29, 2010. We are filing this amendment for the purpose of providing additional disclosure under Item 1, "Marketing Strategy," Item 5, "Recent Sales of Unregistered Securities,"
Item 10, information regarding "Director, President and Secretary," Section 16(a) Beneficial Ownership Reporting Compliance, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,"
Item 13, "Certain Relationships and Related Transactions, and Director Independence," and Financial Footnote 6.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.





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


Our Business
- ------------

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

Marketing Strategy
------------------

Your Event will generate leads through its relationship with Thin Air, Inc., a licensed, bonded and insured travel agency. Thin Air, Inc., is a S Corporation, wholly owned by sole officer/director of the Company has been in business booking business travel since 2003. During this time Ms. Montgomery has built a client base for Thin Air, Inc. Thin Air, Inc. is still in business, but inactive. The Company expects to market its event planning services to Thin Air, Inc.'s former travel clients. The first step to be taken by Your Event, Inc. is to develop a marketing letter to be sent to a select group of former Thin Air, Inc.'s customers. This marketing letter will introduce these former Thin Air clients to Your Event's services. Based upon the responses received from this marketing letter, the marketing letter will be refined, and then sent to Thin Air's entire former client base, which totaled over 1,000 clients. Your Event will then follow up with clients who respond to the second marketing letter by telephone to conduct further market research and solicit business. Management anticipates that approximately 50 potential clients will respond to the second marketing letter.

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


Execution
- ---------

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


Recent Sales of Unregistered Securities
---------------------------------------

On October 30, 2007 (inception), we issued 10,000,000, par value $0.001 common shares of stock for a $10,000 cash payment to our original founders, this number includes 8,200,000 common shares for Marilyn Montgomery, our President. These shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued as founder's shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the only one (1) person involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Ms. Montgomery had the necessary investment intent as required by
Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Of the original 10,000,000 common shares sold, a total of 2,800,000 common shares owned by four founders were subsequently registered with the U.S. Securities and Exchange Commission on Form SB-2 originally filed on January 25, 2008.

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

Related Party Transactions
--------------------------

For the period from inception through the quarter ended May 31, 2010, the Company received bookkeeping services from a shareholder, who is also the daughter of the President of the Company. This related party was paid a fee of $10,000 on April 13, 2010 for her bookkeeping services to the Company for the period from inception through March 31, 2010. The funds which paid for these bookkeeping services were contributed by Marilyn Montgomery, the Company's President. The related party is no longer performing any services for the Company, nor is she owed any money as of August 31, 2010.

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


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
- --------------------------------
www.sealebeers.com


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


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officer and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

On March 21, 2003, Ms. Montgomery founded Thin Air, Inc., a Nevada corporation. Thin Air, Inc. was founded as a S Corporation, whereby Marilyn Montgomery was the sole owner of this corporation.
Thin Air, Inc. is a licensed, bonded and insured travel agency, which books hotel rooms for convention attendees and other business and leisure travelers across the country and around the world. Ms. Montgomery actively ran Thin Air, Inc. from March, 2003 through October, 2007. Although Thin Air is still in business, in October, 2007 it became inactive, and no longer has any clients. From October, 2007 through the present date, Ms. Montgomery has been President of Your Event, Inc. Based on
Ms. Montgomery's experience in working in travel industry for the past eight (8) years, which includes booking corporate events, she is qualified to serve as director/officer of Your Event.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended August 31, 2010:

                                                                  Known
                                        Number    Transactions  failures to
                          Name and        of           not       file a
                          Principal      late        timely     required
                          Position      reports     reported       form
                          ---------     -------   ------------  ------------
    Marilyn Montgomery    President      1           1           1

Note: Marilyn Montgomery did not file a Form 3 in connection with his initial ownership of 8,200,000 shares in the Company.


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


Code of Ethics
- --------------

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
Name and Principal Position  Aug. 31   ($)    ($)    ($)      ($)      ($)
- ----------------------------------------------------------------------------
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on August 11, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60-days after November 29, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Your Event, Inc.'s common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.


                                             AMOUNT AND
                                             NATURE OF
TITLE OF    NAME OF BENEFICIAL               BENEFICIAL      PERCENT OF
CLASS       OWNER AND POSITION               OWNERSHIP       CLASS(1)
----------------------------------------------------------------------
Common      Marilyn Montgomery (2)                     0          0%
            Sole Officer/Director

Common      Infinity Holdings(3)               6,548,993      59.50%

Common      Million Win Investments
           (HK) Limited (4)                    1,651,007      15.00%
----------------------------------------------------------------------
DIRECTORS AND OFFICERS
AS A GROUP (1 person)                                  0          0%

(1) Percent of Class is based on 11,000,000 shares issued and outstanding.
(2) Marilyn Montgomery, 7065 W. Ann Road, #130-110, Las Vegas, Nevada 89130
(3) Infinity Holdings, 4-22-10 Ebisu, Shibuya-ku Tokyo 1500013 Japan.
(4) Million Win Investments (HK) Limited, FLAT/RM 602-3, 6/F Bonham Strand
    East, Shenghan, Hong Kong, P.R.C. Aiki Kobayashi, CEO of Million Win
    Investments (HK) Limited is beneficial owner who has the ultimate voting control over the shares held this entity.




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


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Marilyn Montgomery, the Company's sole director/officer has contributed office space for our use since our inception through August 11, 2011. There is no charge to us for the space. Ms. Montgomery will not seek reimbursement for the office space contributed.

Your Event, Inc. has not entered into any related party transactions during its last fiscal year that would be required to be reported pursuant to Item 404(d) of Regulation S-K.

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



Date:  August 11, 2011
       ---------------

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


Date:  August 11, 2011
       ---------------