Form 10-K
period 2011-08-31
Your Event, Inc.
filed 2011-11-29
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-53164

Your Event, Inc.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction	26-1375322 (IRS Employer Identification No.)
of incorporation)

7065 W. Ann Road, #130-110,

Las Vegas, NV 89130

(Address of principal executive offices) (Zip Code)

(877) 871-4552

(Registrant’s telephone number, including area code)

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer

[ ] Non-accelerated filer [X] Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 28, 2011, computed by the last trade on the Company’s shares at $0.51 on the OTC-BB was $1,428,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of November 28, 2011, there were 11,000,000 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

o inability to raise additional financing for working capital;

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

Our Business

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through August 31, 2010, we did not generate any revenues and have incurred a cumulative net loss of $(136,236).

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

Business Strategy

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

Research and Development Activities and Costs

Your Event, Inc. did not incur any research and development costs for the years ended August 31, 2011 and 2010, and has no plans to undertake any research and development activities during the next year of operations.

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

As discussed in the Notes to Financial Statements included in this Annual report, as at August 31, 2011 we had cash of $2,309, current assets of $3,014, current liabilities of $3,500 and stockholders' equity of $(486). In addition, we had a net loss of approximately $(136,236) for the period October 30, 2007 (inception) to August 31, 2011.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period October 30, 2007 (inception) to August 31, 2011. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Marilyn Montgomery, the President and Director of the company, currently devotes approximately 5-10 hours per week to company matters. The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Ms. Montgomery. She has no prior experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Ms. Montgomery intends to limit her role in her other business activities and devote more of her time to Your Event, Inc. after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

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

9. OUR TWO PRINCIPAL STOCKHOLDERS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our two principal stockholders beneficially own approximately or has the right to vote approximately 74.5% of our outstanding common stock. As a result, this stockholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately

$10,000 of incremental operating expenses in fiscal year 2011-2012.

Risks Relating To Our Common Shares

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

21. Although our stock is listed on the OTC-BB, a trading market has not developED, purchasers of our securities may have difficulty selling their shares.

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

Since the Company has been cleared for quotation, there have been a limited number of trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of November 28, 2011, there were approximately twenty-five holders of record of our Common Stock and 11,000,000 shares issued and outstanding.

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

As of November 28, 2011, the Company has a total 11,000,000 common shares issued and outstanding to approximately thirty-four (34) shareholders.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2011 or 2010.

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

Results of Operations for the year ended August 31, 2011

Since our inception on October 30, 2007 through August 31, 2011, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can raise $200,000 to establish the infrastructure to initiate our business.

For the fiscal year ending August 31, 2011, we experienced a net loss of $(80,944) as compared to a net loss of $(17,828) for the same period last year. The net loss for the year ending August 31, 2011 was contributed to audit fees of $9,520 as compared to $9,790 for the same period last year; general and administrative expense of $71,424 as compared to $5,704 for the same period last year. Most of the actual general and administrative expenses, since our inception, represented legal and accounting fees. Our cash at hand as of August 31, 2011 was $2,309, as compared to $80,677 at August 31, 2010. In our August 31, 2011 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

Since our inception on October 30, 2007 through August 31, 2011, we generated no revenues. We do not anticipate earning any significant revenues until such time as we can establish our event planning offices. We are presently in the development stage of our business and we can provide no assurance that we will be successful in opening any event planning offices, until such time as we raise additional capital.

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

Significant changes in the number of employees

As of August 31, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of August 31, 2011 reflects total assets of $2,968 and $8,500 in total liabilities, as compared to total assets of $82,202 and $6,790 in total liabilities as of August 31, 2010. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We will require additional capital up to approximately $200,000 and we plan to issue debt or equity or enter into a strategic arrangement with a third party. We have been trying to raise capital through a private offering with no success during this economic downturn. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended August 31, 2011. The Company has no employment agreements in place with its officer.

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

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Your Event, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Your Event, Inc. (A Development Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2011 and 2010, and from inception on October 30, 2007 through August 31, 2011. Your Event, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Your Event, Inc. (A Development Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2011 and 2010, and from inception on October 30, 2007 through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 28, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Your Event, Inc.

(A Development Stage Company)

Balance Sheets

	August 31, 2011	August 31, 2010
ASSETS
Current assets:
Cash	$ 2,309	$ 80,677
Prepaid expense	659	1,525
Total current assets	2,968	82,202

TOTAL ASSETS	2,968	82,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	3,500	2,040
Accrued expense	5,000	4,750
Total current liabilities	8,500	6,790

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	11,000	11,000
authorized, 11,000,000 and 11,000,000 issued and
outstanding as of 8/31/2011 and 8/31/2010,
respectively
Additional paid-in capital	124,750	124,750
Deficit accumulated during development stage	(141,282)	(60,338)
Total stockholders' equity	(5,532)	75,412
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 2,968	$ 82,202

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended August 31, 2011	For the year ended August 31, 2010	October 30, 2007 (inception) to August 31, 2011
Revenue	$ -	$ -	$ -

Expenses:
Advertising	-	-	1,054
Auditing fees	9,520	9,790	36,810
General & Administrative	71,424	5,704	93,418
General & Administrative -	-	2,334	10,000
related party
Total expenses	80,944	17,828	141,282

Net loss before income taxes	(80,944)	(17,828)	(141,282)

Income tax expense	-	-	-
Net (Loss)	(80,944)	(17,828)	(141,282)

Net loss per share	$ (0.01)	$ 0.00
Weighted average number of
common shares outstanding- basic	11,000,000	11,000,000

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Inception, October 30, 2007	-	-	-	-	-	-	-

October 30, 2007, Founders initial investment, $0.001 per share	-	-	10,000,000	10,000	-	-	10,000

December 3, 2007, Contributed capital	-	-	-	-	200	-	200

June 30, 2008, Shares issued for cash at $0.005 per share	-	-	1,000,000	1,000	4,000	-	5,000

Net (loss)	-	-	-	-	-	(13,227)	(13,227)

Balance, August 31, 2008 (Restated)	-	-	11,000,000	11,000	4,200	(13,227)	1,973

February 27, 2009, Contributed capital	-	-	-	-	2,500	-	2,500

August 1, 2009, Contributed capital	-	-	-	-	10,000	-	10,000

Net (loss)	-	-	-	-	-	(29,283)	(29,283)

Balance, August 31, 2009 (Restated)	-	-	11,000,000	11,000	16,700	(42,510)	(14,810)

November 24, 2009, Contributed capital	-	-	-	-	5,000	-	5,000

December 9, 2009, Contributed capital	-	-	-	-	550	-	550

January 11, 2010, Contributed capital	-	-	-	-	2,500	-	2,500

April 2, 2010, Contributed capital	-	-	-	-	100,000	-	100,000

Net (loss)	-	-	-	-	-	(17,828)	(17,828)

Balance, August 31, 2010	-	-	11,000,000	11,000	124,750	(60,338)	75,412

Net (loss)	-	-	-	-	-	(80,944)	(80,944)

Balance, August 31, 2011	-	-	11,000,000	11,000	124,750	(141,282)	(5,532)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended August 31, 2011	For the year ended August 31, 2010	October 30, 2007 (inception) to August 31, 2011
OPERATING ACTIVITIES
Net loss	(80,944)	(17,828)	(141,282)
Adjustment to reconcile net loss to net cash
used by operating activities:
(Increase) in prepaid expense	866	(1,525)	(659)
(Decrease) increase in accounts	1,460	(510)	3,500
payable
Increase in accrued expense	250	(7,917)	5,000
Net cash used by operating activities	(78,368)	(27,780)	(133,441)

FINANCING ACTIVITIES
Sale of common stock	-	-	15,000
Contribution to capital	-	108,050	120,750
Net cash provided by financing activities	-	108,050	135,750

NET INCREASE IN CASH	(78,368)	80,270	2,309
CASH - BEGINNING OF THE PERIOD	80,677	407	-
CASH - END OF THE PERIOD	2,309	80,677	2,309

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	-	-	-

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

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

Calculation of net income (loss) per share is as follows:

	Year ended August 31,
	2011	2010
Net income (loss) (numerator	(80,944)	(17,828)
Weighted average common shares	11,000,000	11,000,000
Basic gain (loss) per share	(0.01)	-

Dividends

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

Year-end

The Company has selected August 31 as its year-end.

Advertising

Advertising is expensed when incurred. During the year ended August 31, 2011 there were no expenses in advertising, as compared to no expenses in advertising during the year ended August 31, 2010.

Use of Estimates

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

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(141,282) for the period from October 30, 2007 (inception) to August 31, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Preferred Stock

There are no issued shares of preferred stock as of August 31, 2011 and 2010, respectively.

Common Stock

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

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 4. STOCKHOLDERS' EQUITY (Continued)

There were no other issuances of common or preferred stock or equivalents since October 30, 2007 (inception) through August 31, 2010. As of August 31, 2011, the Company had 11,000,000 common shares issued and outstanding, as compared to 11,000,000 common shares issued and outstanding as of August 31, 2010. The Company has not issued any options or warrants or similar securities since inception.

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

For the period from inception through the quarter ended May 31, 2010, the Company received bookkeeping services from a shareholder, who is also the daughter of the President of the Company. This related party was paid a fee of $10,000 on April 13, 2010 for her bookkeeping services to the Company for the period from inception through March 31, 2010. The funds which paid for these booking services were contributed by Marilyn Montgomery, the Company’s President. The related party is no longer performing any services for the Company, nor is she owed any money as of August 31, 2011.

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

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

Income tax benefits as of August 31, 2011 and August 31, 2010, are calculated as follows:

	Year ended August 31,
	2011	2010
Book loss	(80,944)	(17,828)
Less: book depreciation	-	-
Add: tax depreciation	-	-
Net loss	(80,944)	(17,828)
Effective tax rate	35%	35%
Tax benefit	28,330	6,240
Valuation allowance	(28,330)	(6,240)
	-	-

During the year ended August 31, 2011, the Company recorded a valuation allowance of $(28,330), as compared to $(6,240) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended August 31, 2011. The tax allowance for the year ended August 31, 2011 will expire in 2031 and for the year ended August 31, 2010 will expire in 2030.

NOTE 8. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and has determined that no such events have occurred.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2011, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

As of August 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weakness was identified by our President in connection with the review of our financial statements as of August 31, 2011.

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

Name	Age	Positions and Offices Held

Marilyn Montgomery	61	President, Chief Executive Officer
		Financial Officer, Secretary and
		Director

The business address of our officer/director is c/o Your Event, Inc., 7065 W. Ann Road, #130-110, Las Vegas, Nevada 89130.

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

On March 21, 2003, Ms. Montgomery founded Thin Air, Inc., a Nevada corporation. Thin Air, Inc. was founded as an S Corporation, whereby Marilyn Montgomery was the sole owner of this corporation. Thin Air, Inc. is a licensed, bonded and insured travel agency, which books hotel rooms for convention attendees and other business and leisure travelers across the country and around the world. Ms. Montgomery actively ran Thin Air, Inc. from March, 2003 through October, 2007. Although Thin Air is still in business, in October, 2007 it became inactive, and no longer has any clients. From October, 2007 through the present date, Ms. Montgomery has been President of Your Event, Inc. Based on Ms. Montgomery's experience in working in travel industry for the past eight (8) years, which includes booking corporate events, she is qualified to serve as director/officer of Your Event.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended August 31, 2011:

Known
		Number	Transactions	failures to
		of	not	file a
	Principal	late	timely	required
Name	Position	reports	reported	form
------------------------------------------------------------------------------------------------------------------
Marilyn Montgomery	President	2	2	2
------------------------------------------------------------------------------------------------------------------

Note: Marilyn Montgomery did not file a Form 3 in connection with her initial ownership and sale of 8,200,000 shares in the Company.

Board of Directors

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

Item 11. Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended August 31, 2011 for our President and sole director. We did not have any executive officer as of the fiscal year end of August 31, 2011 receive any compensation.

Compensation

As a result of our the Company's current limited available cash, no officer or director received compensation since October 30, 2007 (inception) of the company through August 31, 2011. Your Event, Inc. has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.

Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Aug. 31	($)	($)	($)	($)	($)

Marilyn Montgomery	CEO/Dir.	2011	0	0	0	0	0
		2010	0	0	0	0	0
		2009	0	0	0	0	0
		2008	0	0	0	0	0

We do not maintain key-woman life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal year end August 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

We did not have any outstanding equity awards as of August 31, 2011.

Option Exercises for Fiscal 2011

There were no options exercised by our named executive officer in fiscal 2011.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our director any compensation during fiscal years ending August 31, 2011 or August 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on November 28, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after November 28, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Your Event, Inc.'s common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of	Name of Beneficial	Nature of Beneficial	Percent of
Class	Owner and Position	Ownership	Class(1)
------------------------------------------------------------------------------------------------------
Common	Marilyn Montgomery(2)	0	0%
	Sole Officer/Director

Common	Infinity Holdings(3)	6,548,993	59.50%

Common	Million Win Investments	1,651,007	15.00%
	(HK) Limited (4)
------------------------------------------------------------------------------------------------------
Directors and Officer as a Group (1 person)		0	0%

(1) Percent of Class is based on 11,000,000 shares issued and outstanding.

(2) Marilyn Montgomery, 7065 W. Ann Road, #130-110, Las Vegas, Nevada 89130

(3) Infinity Holdings, a Japanese Company, 4-22-10 Ebisu, Shibuya-ku Tokyo 1500013 Japan.

(4) Million Win Investments (HK) Limited, FLAT/RM 602-3, 6/F Bonham Strand East,

Shenghan, Hong Kong, P.R.C. Aiki Kobayashi, CEO of Million Win Investments (HK)

Limited is beneficial owner who has the ultimate voting control over the shares held this entity.

Change of Control

On June 10, 2011, Million Win Investments (HK) Limited ("Million Win") entered into a Stock Transfer Agreement, whereby it sold 6,548,993 common shares of its 8,200,000 common shares of Your Event, Inc. to Infinity Holdings, Inc., a Japanese company ("Infinity"), whereby Infinity had an option to purchase the remaining 1,651,007 shares owned by Million Win.

On November 8, 2011, Million Win and Infinity amended and restated their original June 10, 2011 Stock Transfer Agreement which contains a provision for Infinity to purchase the remaining 1,651,007 common shares owned by Million Win based on the following formula:

1) If the aggregate market value of Million Win’s remaining stock holdings of 1,651,007 shares, does not equal approximately $640,000 (50,000,000 Japanese Yen) or approximately $0.39 per share on the Over the Counter Bulletin Board or other markets, as of May 8, 2012, then Infinity shall pay Million Win approximately $640,000 (50,000,000 Japanese Yen) to purchase their remaining shares in the Company.

2) Million Win shall have the option to sell its remaining shares for approximately $1,152,000 (90,000,000 Japanese Yen) to Infinity if, by November 8, 2012, the aggregate market value of the Million Win’s remaining 1,651,007 shares does not equal approximately $1,152,000 (90,000,000 Japanese Yen) or approximately $0.70 per share on the Over the Counter Bulletin Board or any other market.

With the exception of the agreement between Million Win and Infinity, we are not aware of any other arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

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

For the period from inception through the quarter ended May 31, 2010, the Company received bookkeeping services from a shareholder, who is also the daughter of the President of the Company. This related party was paid a fee of $10,000 on April 13, 2010 for her bookkeeping services to the Company for the period from inception through March 31, 2010. The funds which paid for these booking services were contributed by Marilyn Montgomery, the Company’s President. The related party is no longer performing any services for the Company, nor is she owed any money as of August 31, 2011.

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

Your Event, Inc. has not entered into any related party transactions during its last two fiscal years that would be required to be reported pursuant to Item 404(d) of Regulation S-K.

Through a Board Resolution, the Company hired the professional services of Seale and Beers, CPAs, to perform an audit of the financials for the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contract with its auditors, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPS served as our principal independent public auditors for fiscal years ending August 31, 2010, the Company engaged a different auditor for the previous fiscal year. Aggregate fees billed to us for the years ended August 31, 2011 and 2010 were as follows:

For the Years Ended August 31,

	------------------------------------------
	2011	2010
	--------------------------------------------
(1) Audit Fees(1)	$9,520	$9,750
(2) Audit-Related Fees	0	0
(3) Tax Fees	0	0
(4) All Other Fees	0	0

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending August 31, 2011, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference

	Exhibit	Filed		Period		Filing
Exhibit	Description	herewith	Form	Ending	Exhibit	Date
-----------------------------------------------------------------------------------------------------
3.1	Your Events, Inc.		SB-2		3.1	1/18/2008
	Articles of
	Incorporation
	currently in effect
-----------------------------------------------------------------------------------------------------
3.2	By-Laws as		SB-2		3.2	1/18/2008
	currently in effect
-----------------------------------------------------------------------------------------------------
10.1	Lock-up Agreement		S-1		10.1	3/4/2008
	of Common shares
	date 01/15/2008
-----------------------------------------------------------------------------------------------------
31.1	Certification of
	President and
	Principal Financial
	Officer, pursuant to Section 302 of
	The Sarbanes-
	Oxley Act	X
-----------------------------------------------------------------------------------------------------
32.1	Certification of	X
	President and
	Principal Financial
	Officer, pursuant to Section 906 of
	The Sarbanes-
	Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Your Event, Inc.

Registrant

By: /s/ Marilyn Montgomery

Marilyn Montgomery

President and Director

Principal Executive, Financial,

and Accounting Officer

Date: November 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

By: /s/ Marilyn Montgomery

Marilyn Montgomery

President, Secretary,

Treasurer and Director

(Principal Executive,

Principal Financial and

Principal Accounting Officer)

Date: November 28, 2011