Form 10-Q
period 2011-11-30
Your Event, Inc.
filed 2012-01-17
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-53164

YOUR EVENT, INC.

(Exact name of registrant as specified in its charter)

Nevada 26-1375322

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

4-22-10 Ebisu, Shibuya-ku Tokyo, Japan 1500013

(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: 81-3-3478-2830

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

As of January 17, 2012, the registrant had outstanding common stock consisted of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2011

Part I. Financial Information

Item 1. Financial Statements

Your Event, Inc.

(A Development Stage Company)

Balance Sheets

	November 30, 2011	August 31, 2011
ASSETS	Unaudited	Audited
Current assets:
Cash	$ -	$ 2,309
Prepaid expense	559	659
Total current assets	559	2,968

TOTAL ASSETS	559	2,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advances from parent	15,750	-
Accounts payable	-	3,500
Accrued expense	-	5,000
Total current liabilities	15,750	8,500

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	11,000	11,000
authorized, 11,000,000 and 11,000,000 issued and
outstanding as of 11/30/2011 and 8/31/2011,
respectively
Additional paid-in capital	124,750	124,750
Deficit accumulated during development stage	(150,941)	(141,282)
Total stockholders' equity	(15,191)	(5,532)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 559	$ 2,968

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ending November 30, 2011	For the three months ending November 30, 2010	October 30, 2007 (inception) to November 30, 2011
Revenue	$ -	$ -	$ -

Expenses:
Advertising	-	-	1,054
Auditing fees	(250)	20	36,560
Officer compensation	9,559	-	9,559
General & Administrative	350	19,515	93,768
General & Administrative -	-	-	10,000
related party
Total expenses	9,659	19,535	150,941

Net loss before income taxes	(9,659)	(19,535)	(150,941)

Income tax expense	-	-	-
Net (Loss)	(9,659)	(19,535)	(150,941)

Weighted average number of common
shares outstanding- basic	11,000,000	11,000,000

Net loss per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the three months ending November 30, 2011	For the three months ending November 30, 2010 (Restated)	October 30, 2007 (inception) to November 30, 2011
OPERATING ACTIVITIES
Net loss	(9,659)	(19,535)	(150,941)
Adjustment to reconcile net loss to net cash
used by operating activities:
(Increase) in prepaid expense	100	(795)	(559)
Decrease in accounts	(3,500)	(20)	-
payable
Increase in accrued expense	(5,000)	(4,750)	-
Net cash used by operating activities	(18,059)	(25,100)	(151,500)

FINANCING ACTIVITIES
Sale of common stock	-	-	15,000
Due to related party	15,750	-	15,750
Contribution to capital	-	-	120,750
Net cash provided by financing activities	15,750	-	151,500

NET INCREASE (DECREASE) IN CASH	(2,309)	(25,100)	-
CASH - BEGINNING OF THE PERIOD	2,309	80,677	-
CASH - END OF THE PERIOD	-	55,577	-

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	-	-	-

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

November 30, 2011

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Your Event, Inc. (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the periods ended November 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2011, the Company has not recognized any revenues and has accumulated operating losses of $(150,941) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

November 30, 2011

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

Cash Balances

The Company maintains its cash in financial institutions in the United States. No amounts exceeded federally insured limits as of November 30, 2011. There have been no losses in these accounts through November 30, 2011

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.

NOTE 6. SUBSEQUENT EVENTS

On November 29, 2011, the Board of Directors of Your Event, Inc., (the “Company” or the “Registrant”) appointed seven new directors. Prior to this appointment, the Board consisted of one member. The By-laws of the Company allow the appointment of up to nine (9) directors.

Your Event, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

November 30, 2011

(Unaudited)

On January 5, 2012, the Board of Directors of the Company appointed new officers. The new officers are Japanese residents, who include: Mr. Gaku Uehara, as President and Chief Executive Officer, Mr. Tetsuya Imamura, as Vice President, Mr. Tomohiro Kitamura, as Chief Financial officer, and Mr. Mitsuhiro Matsumoto as corporate secretary. Each of Mr. Uehara, Mr. Imamura, Mr. Kitamura, Mr. Matsumoto accepted the position(s) as officers of the Company. All of the new officers are also directors of the Company. Separately, Mr. Kimitaka Saito was appointed Commissioner of the Auditing Committee and External Director. The new officers will serve in their position until such time as their successors shall be appointed by the board of directors or until the earlier of their death, resignation or removal in the manner provided for in the By-laws of the Company.

On January 5, 2012, the Board of Directors accepted the resignation of Marilyn Montgomery, director and officer of the Company. Ms. Montgomery has been working for the Company since its inception; she desires to pursue other interests. Ms. Montgomery does not have any disagreements with the Company on any matter relating to its operations, policies or practices.

On January 6, 2012, the Board of Directors voted to dismiss Seale & Beers, CPAs, terminating its relationship as the Registrant's independent registered public accounting firm.

Also on January 6, 2012, the Board of Directors approved the appointment of and engaged Somerset CPAs, P.C. as the Registrant's independent registered public accounting firm.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview of Current Operations

Your Event, Inc. (the “Company” or the “Registrant”) was incorporated in the state of Nevada on October 30, 2007. We have not generated any revenue to date and we are a development stage company. On November 29, 2011, the Board of Directors of Your Event, Inc., appointed seven new directors. Prior to this appointment, the Board consisted of one member. On January 5, 2012, the Board of Directors of Your Event, Inc., appointed new officers, all of whom are residents of Japan. The new management of the Company is seeking new business focus areas for the Company.

Since the Company’s inception, Your Event, Inc. has been focused on becoming an event planning company primarily serving the Las Vegas, Nevada market. Our goal is to plan corporate events such as conventions, business conferences, and product launches, as well as social events such as weddings, reunions, and anniversaries, and develop and implement a marketing and sales program to sell these event planning services.

Our Business

We are a small, start-up company that has not generated any revenues and has no current contracts to plan or produce events. Since our inception on October 30, 2007 through November 30, 2011, we did not generate any revenues and have incurred a cumulative net loss of $(150,941).

Based on the small size of our Company, management views that it requires funding for two separate areas of the Company's business. This first includes paying for the legal and accounting expenses to keep the Company full reporting; the second includes funding to build the actual business operations of the Company.

We have not generated any revenues. The next twelve (12) months is dependent on the direction and execution of the Company’s future plans of management.

On February 4, 2011, the Company underwent a change of control of majority ownership. On January 5, 2012, the Board of Directors of Your Event, Inc., appointed new officers. The new majority owners and management are currently exploring new business opportunities. The analysis of new business opportunities and evaluating new business strategies will be undertaken by the new majority owner and/or the Company's management. In analyzing prospective businesses opportunities, the Company will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Part of the evaluation will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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
  Finding and securing sites for events.
  Arranging for food, decor and entertainment for the event.
  Planning transportation to and from the event.
  Arranging any necessary hotel accommodations for attendees.
  Coordinating activities of event personnel.
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

The new management of Your Event, Inc. is currently accessing the funding requirements to build the Company. Once the new management establishes the focus areas for the Company, management will be better under its funding requirements. At that time, management will seek different funding sources in order to initiate its business plan.

Results of Operations for the quarter ended November 30, 2011

During the quarter ended November 30, 2011, the Company had no cash and a prepaid expense of $559, as compared to cash of $2,309 and $659 in prepaid expense for the year ended August 31, 2011.

During the three months ended November 30, 2011, the Company had total expenses of $9,659, as compared to total expenses of $19,535 for the same period last year. The decrease in expenses represented a decrease of $18,606 in general & administrative fees to a related party. The net loss for the three months ended November 30, 2011 was $(9,659) versus a net loss of $(19,535) for the same period last year. Since inception on October 30, 2007, the Company has incurred total expenses of $150,941 through the period ended November 30, 2011.

Revenues

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

Going Concern

The Company experienced operating losses of $(150,941) since its inception on October 30, 2007 through the period ended November 30, 2011. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees

As of November 30, 2011, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of November 30, 2011, the Company had current assets of $559 and current liabilities of $15,750. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. One officer received compensation in the amount of $9,559 for the three months ended November 30, 2011. No other amounts were paid to officers or directors during this time period.

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

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended August 31, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have just appointed one outside director to our board of directors who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1 of the Company's Annual Report on Form 10K for the fiscal year ended August 31, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On November 29, 2011, the Board of Directors of Your Event, Inc., appointed seven new directors. Prior to this appointment, the Board consisted of one member. On January 5, 2012, the Board of Directors of Your Event, Inc., appointed new officers, all of whom are residents of Japan.

Item 6 -- Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as currently in effect		SB-2	11/30/07	3.1	1/18/08
3.2	By-laws Corrected By-laws		SB-2	11/30/07	3.2	1/18/08
10.1	Lock-up Agreement of Common Shared dated January 15, 2008		S-1		3.3	3/04/08
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Your Event Registrant

Date: January 17, 2012	/s/ Gaku Uehara
Name: Gaku Uehara
Title: President, Chief Executive Officer, Director, Principal Executive Officer