Form 10-Q
period 2012-02-29
Your Event, Inc.
filed 2012-04-16
CIK 1424100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012
OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-53164

YOUR EVENT, INC.
(Exact name of registrant as specified in its charter)

Nevada 26-1375322

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

4-22-10 Ebisu, Shibuya-ku Tokyo, Japan 1500013
(Address of principal executive offices)(Zip Code)
Issuer's telephone number, including area code: 81-3-3478-2830

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of April 16, 2012, the registrant has outstanding common stock consisting of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

Table of Contents
Your Event, Inc.
Index to Form 10-Q

Your Event, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS Current assets: Cash	February 29, 2012	August 31, 2011
	Unaudited $ -	Audited $ 2,309
Prepaid expenses	151,977	659
Total current assets	151,977	2,968
TOTAL ASSETS	151,977	2,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	9,691	3,500
Accrued expenses	-	5,000
Advances from controlling stockholders	246,432	-
Total current liabilities	256,123	8,500
Stockholders' equity:
	-	-
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding.
Common stock, $0.001 par value, 70,000,000 shares authorized, 11,000,000 issued and outstanding	11,000	11,000
Additional paid-in capital	124,750	124,750
Deficit accumulated during development stage	(239,896)	(141,282)
Total stockholders' equity	(104,146)	(5,532)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 151,977	$2,968

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

Revenues Total revenues Expenses: Advertising	For the three months ended February 29, 2012	For the three months ended February 28, 2011	For the six months ended February 29, 2012	For the six months ended February 28, 2011	October 30, 2007 (inception) to February 29, 2012
	$ -	$ -	$ -	$ -	$ -
	-	-	-	-	-
	-	-	-	-	1,054
Auditing and accounting fees	62,955	1,500	62,705	1,520	99,515
Operating expenses	26,000	50,875	26,350	70,390	139,327
Operating expenses, related party	-	-	9,559	-	-
Total expenses	88,955	52,375	98,614	71,910	239,896
Net loss before income taxes	(88,955)	(52,375)	(98,614)	(71,910)	(239,896)
Income tax benefit	-	-	-	-	-
Net loss	$ (88,955)	$ (52,375)	$ (98,614)	$ (71,910)	$ (239,896)
Weighted average number of common shares outstanding - basic and diluted	11,000,000	11,000,000	11,000,000	11,000,000

Net loss per share - basic and diluted $ (0.00) $ (0.00) $ (0.00) $ (0.01)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.
(A Development Stage Company)
Cash Flows Statements
(Unaudited)

OPERATING ACTIVITIES	For the three months ended February 29, 2012	For the three months ended February 28, 2011	For the six months ended February 29, 2012	For the six months ended February 28, 2011	October 30, 2007 (inception) to February 29, 2012

Net loss	$ (88,955)	$ (52,375)	$ (98,614)	$ (71,910)	$ (239,896)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in:
Prepaid expenses	(151,418)	675	(151,318)	(120)	(151,977)
Increase (decrease) in:
Accounts payable	9,691	(20)	6,191	(40)	9,691
Accrued expenses	-	-	(5,000)	(4,750)	-
Net cash used in operating activities	(230,682)	(51,720)	(248,741)	(76,820)	(382,182)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	-	15,000
Advances from controlling stockholders	230,682	-	246,432	-	246,432
Contributed capital	-	-	-	-	120,750
Net cash provided by financing activities	230,682	-	246,432	-	382,182
NET CHANGE IN CASH	-	(51,720)	(2,309)	(76,820)	-
CASH AT BEGINNING OF PERIOD	-	55,577	2,309	80,677	-
CASH AT END OF PERIOD	$ -	$ 3,857	$ -	$ 3,857	$ -

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
February 29, 2012
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the periods ended February 29, 2012 and February 28, 2011 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 29, 2012, the Company has not recognized any revenues and has accumulated operating losses of $239,896 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
February 29, 2012
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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position and results of operations.

NOTE 5 - INCOME TAXES

Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, using enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

As of February 29, 2012 and August 31, 2011, noncurrent deferred tax assets, consisting of net operating losses, amounted to approximately $74,000 and $28,000, respectively. The Company has recorded a full valuation on these deferred tax assets as management estimates not being able to realize these deferred tax assets. The valuation allowance increased by approximately $46,000 and $22,000 during the six-month period ended February 29, 2012 and year ended August 31, 2011, respectively.

At February 29, 2012 and August 31, 2011, the Company had no uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination for tax years since its inception.

NOTE 6 – RELATED PARTY BALANCES AND TRANSACTIONS

The Company received funding from its majority stockholder to fund the operating costs of the Company. Advances received from this stockholder amounted to $246,432 as of February 29, 2012.

One officer received compensation in the amount of $9,559 for the six months ended February 29, 2012, recorded as operating expenses, related party.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 16, 2012, the date on which the financial statements were available to be issued.

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

With the appointment of the new officers and directors, Your Event, Inc., has made a strategic shift in its focus, away from the event planning industry in Las Vegas. The Company is now an acquisition-oriented company that aims to maximize shareholder value by engaging in the development of assets and/or the acquisition of businesses across several sectors through the implementation of well-defined management strategies. Headquartered in Tokyo, the Company is focused on organic growth and expansion through mergers and acquisitions of Japanese companies. In pursuit of its objectives, Your Event seeks to combine the practical acquisition knowledge of a private equity firm with the management and operational expertise of seasoned industry veterans.

Our Business

We are a small, start-up company, and since our inception on October 30, 2007, we did not generate any revenues and have incurred a cumulative net loss of $239,896, through February 29, 2012.

The next twelve (12) months is dependent on the direction and execution of the Company’s future plans of management. The Company requires significant funding to achieve its business objectives of being able to acquire and manage Japanese businesses.

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

Industry Background

The Company plans for aggressive growth through acquisition and development by focusing on acquiring companies in Japan. Management will focus their acquisition efforts on value-added acquisitions of businesses across several sections, which are in need of re-positioning or recapitalization in order to achieve desired returns upon project completion, project redevelopment or project repositioning. The Company prefers to acquire businesses outright.

Business Strategy

Your Event, Inc. is a developmental stage company. Your Event has brought together a high quality management team with strategically diverse backgrounds including asset acquisition, business consulting, beauty, IT and talent management to build a platform of Japanese businesses that allow for greater penetration into the Japanese market. This team will allow us to move forward as we strive to become the leader in acquiring and managing Japanese growth businesses that maximize returns for the investors.

Competition

Many of the Company's competitors include other investment companies seeking to acquire and grow Japanese businesses.

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

Results of Operations for the quarter ended February 29, 2012

As of February 29, 2012, the Company had no cash and a prepaid expense of $151,977, as compared to cash of $2,309 and $659 in prepaid expense for the year ended August 31, 2011.

During the three months ended February 29, 2012, the Company had total expenses of $88,955, as compared to total expenses of $52,375 for the same three-month period ended February 28, 2011. The increase in expenses is comprised of increases in auditing and accounting fees of $61,455 offset by decreases in operating expenses of $24,875. The net loss for the three months ended February 29, 2012 was $88,955 as compared to a net loss of $52,375 for the same period last year. Since inception on October 30, 2007, the Company has incurred total expenses of $239,896 through the period ended February 29, 2012.

Revenues

Since inception on October 30, 2007, the Company has not generated revenues. Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the fiscal year ending August 31, 2012. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

The Company experienced operating losses of $239,896 since its inception on October 30, 2007 through the period ended February 29, 2012. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Note 2 to the financial statements.)

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

Significant changes in the number of employees

As of February 29, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of February 29, 2012, the Company had current assets of $151,977 and current liabilities of $256,123. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. One officer received compensation in the amount of $9,559 for the six months ended February 29, 2012. No other amounts were paid to officers or directors during this time period.

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

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

The new officers and directors will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

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

Item 1 - Legal Proceedings

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

The Board of Directors of Your Event, Inc., appointed new directors and officers, all of whom are residents of Japan. Prior to this appointment, the Board consisted of one member.

Item 6 - Exhibits

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

Your Event

Registrant

Date: April 16, 2012

/s/ Masaya Konishi

Name: Masaya Konishi

Title: Chief Executive Officer and Director