Form 10-Q
period 2012-05-31
Your Event, Inc.
filed 2012-07-16
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 16, 2012, the registrant has outstanding common stock consisting of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2012

Part I. Financial Information

Item 1. Financial Statements

Your Event, Inc.

(A Development Stage Company)

Balance Sheets

	May 31, 2012	August 31, 2011
ASSETS	Unaudited	Audited
Current assets:
Cash	$ 605	$ 2,309
Prepaid expenses	53,977	659
Total current assets	54,582	2,968
TOTAL ASSETS	54,582	2,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	7,167	3,500
Accrued expenses	-	5,000
Advances from controlling stockholders	477,679	-
Total current liabilities	484,846	8,500

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000	-	-
shares authorized, none issued and outstanding
Common stock, $0.001 par value, 70,000,000	11,000	11,000
shares authorized, 11,000,000 issued
and outstanding

Additional paid-in capital	124,750	124,750
Deficit accumulated during development stage	(566,014)	(141,282)
Total stockholders' deficit	(430,264)	(5,532)
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$ 54,582	$ 2,968

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended May 31, 2012	For the three months ended May 31, 2011	For the nine months ended May 31, 2012	For the nine months ended May 31, 2011	October 30, 2007 (inception) to May 31, 2012
Revenues	$ -	$ -	$ -	$ -	$ -
Total revenues	-	-	-	-	-
Expenses:
Advertising	-	-	-	-	1,054
Auditing and accounting fees	9,500	1,500	72,205	3,020	109,015
Operating expenses	316,618	681	342,968	71,071	436,386
Operating expenses, related party	-	-	9,559	-	19,559
Total expenses	326,118	2,181	424,732	74,091	566,014

Net loss before income taxes	(326,118)	(2,181)	(424,732)	(74,091)	(566,014)

Income tax benefit	-	-	-	-	-
Net loss	$ (326,118)	$ (2,181)	$ (424,732)	$ (74,091)	$ (566,014)

Weighted average number of common shares outstanding -
basic and diluted	11,000,000	11,000,000	11,000,000	11,000,000

Net loss per share – basic and diluted	$ (0.03)	$ (0.00)	$ (0.04)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at August 31, 2011 (Audited)	11,000,000	$ 11,000	$ 124,750	$ (141,282)	$ (5,532)
Net loss				(424,732)	(424,732)
Balance at May 31, 2012 (Unaudited)	11,000,000	$ 11,000	$ 124,750	$ (566,014)	$ (430,264)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the three months ended May 31, 2012	For the three months ended May 31, 2011	For the nine months ended May 31, 2012	For the nine months ended May 31, 2011	October 30, 2007 (inception) to May 31, 2012
OPERATING ACTIVITIES
Net loss	$ (326,118)	$ (2,181)	$ (424,732)	$ (74,091)	$ (566,014)
Adjustments to reconcile net loss to net cash used in operating activities:

(Increase) decrease in:
Prepaid expenses	98,000	640	(53,318)	520	(53,977)
Increase (decrease) in:
Accounts payable	(2,524)	-	3,667	(40)	7,167
Accrued expenses	-	-	(5,000)	(4,750)	-
Net cash used in operating activities	(230,642)	(1,541)	(479,383)	(78,361)	(612,824)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	-	15,000
Advances from controlling stockholders	231,247	-	477,679	-	477,679
Contributed capital	-	-	-	-	120,750
Net cash provided by financing activities	231,247	-	477,679	-	613,429

NET CHANGE IN CASH	605	(1,541)	(1,704)	(78,361)	605
CASH AT BEGINNING OF PERIOD	-	3,857	2,309	80,677	-
CASH AT END OF PERIOD	$ 605	$ 2,316	$ 605	$ 2,316	$ 605

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

May 31, 2012

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the periods ended May 31, 2012 and 2011 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2012, the Company has not recognized any revenues and has accumulated operating losses of $566,014 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

May 31, 2012

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of May 31, 2012 and August 31, 2011, noncurrent deferred tax assets, consisting of net operating losses, amounted to approximately $190,000 and $28,000, respectively. The Company has recorded a full valuation on these deferred tax assets as management estimates not being able to realize these deferred tax assets. The valuation allowance increased by approximately $149,000 and $22,000 during the nine-month period ended May 31, 2012 and year ended August 31, 2011, respectively.

Your Event, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

May 31, 2012

(Unaudited)

At May 31, 2012 and August 31, 2011, the Company had no uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination for tax years since its inception.

NOTE 6 – RELATED PARTY BALANCES AND TRANSACTIONS

The Company received funding from its majority stockholder to fund the operating costs of the Company. Advances received from this stockholder amounted to $477,679 as of May 31, 2012.

One officer received compensation in the amount of $9,559 for the nine months ended May 31, 2012, recorded as operating expenses, related party.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 16, 2012, the date on which the financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview of Current Operations

Your Event, Inc. (the “Company” or the “Registrant”) was incorporated in the state of Nevada on October 30, 2007. We have not generated any revenue to date and we are a development stage company. On November 29, 2011, the Board of Directors of Your Event, Inc., appointed seven new directors. Prior to this appointment, the Board consisted of one member. Subsequent to this, the Board of Directors of Your Event, Inc., appointed new officers, all of whom are residents of Japan. The new management of the Company is seeking new business focus areas for the Company.

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

Our Business

We are a small, start-up company, and since our inception on October 30, 2007, we did not generate any revenues and have incurred a cumulative net loss of $566,014, through May 31, 2012.

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

Industry Background

The Company plans for aggressive growth through acquisition and development by focusing on acquiring companies in Japan. Management will focus their acquisition efforts on value-added acquisitions of businesses across several sections, which are in need of re-positioning or re-capitalization in order to achieve desired returns upon project completion, project redevelopment or project repositioning. The Company prefers to acquire businesses outright.

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

The new management of Your Event, Inc. is currently accessing the funding requirements to build the new Company. Management will seek different funding sources in order to initiate its business plan.

Results of Operations for the Quarter Ended May 31, 2012

As of May 31, 2012, the Company had cash of $605 and prepaid expenses of $53,977, as compared to cash of $2,309 and $659 in prepaid expenses as of August 31, 2011.

During the three months ended May 31, 2012, the Company had total expenses of $326,118, as compared to total expenses of $2,181 for the same three-month period ended May 31, 2011. The increase in expenses is comprised of increases in auditing and accounting fees of $8,000 and operating expenses of $315,937. The net loss for the three months ended May 31, 2012 was $326,118, as compared to a net loss of $2,181 for the same period last year. Since inception on October 30, 2007, the Company has incurred total expenses of $566,014 through the period ended May 31, 2012.

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

Going Concern

The Company experienced operating losses of $566,014 since its inception on October 30, 2007 through the period ended May 31, 2012. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Note 2 to the financial statements.)

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

Significant Changes in the Number of Employees

As of May 31, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of May 31, 2012, the Company had current assets of $54,482 and current liabilities of $484,846. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. One officer received compensation in the amount of $9,559 for the nine months ended May 31, 2012. No other amounts were paid to officers or directors during this time period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Your Event Registrant

Date: July 16, 2012	/s/ Masaya Konishi
Name: Masaya Konishi
Title: Chief Executive Officer and Director