Form 10-K
period 2012-08-31
Your Event, Inc.
filed 2012-11-29
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-53164

Your Event, Inc.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction	26-1375322 (IRS Employer Identification No.)
of incorporation)

1601 Pacific Coast Highway Suite 250

Hermosa Beach, CA 90254

(Address of principal executive offices) (Zip Code)

4-22-10 Ebisu, Shibuya-ku, Tokyo, Japan 1500013

(Former address of principal executive offices) (Zip Code)

(310) 698-0728

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No []

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer

[ ] Non-accelerated filer [X] Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 29, 2012, computed by the last trade on the Company’s shares at $0.20 on the OTC-BB was $368,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of November 29, 2012, the registrant has outstanding common stock consisting of 11,000,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Table of Contents

Your Event, Inc.

Index to Form 10-K

For the Year Ended August 31, 2012

		Page

ITEM 1.	BUSINESS	6

ITEM 2.	PROPERTIES	8

ITEM 3.	LEGAL PROCEEDINGS	8

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED	9
	STOCKHOLDER MATTERS

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF	10
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	12

ITEM 9A.	CONTROLS AND PROCEDURES	26

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	29

ITEM 11.	EXECUTIVE COMPENSATION	32

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,	33
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	AND DIRECTOR INDEPENDENCE	35

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	36

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	37

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

o changes in accounting principles generally accepted in the United States of America (“GAAP”) or in the legal, regulatory and legislative environments in the markets in which we operate;

o inability to efficiently manage our operations;

o inability to achieve future operating results;

o our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o the other risks and uncertainties detailed in this report.

In this form 10-K references to "Your Event", the “Company", "we", "us", and "our" refer to Your Event, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Your Event, Inc. at 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254.

PART I

Item 1. Business

History and Organization

The Company was incorporated in the state of Nevada on October 30, 2007. We have not generated any revenues to date and we are a development stage company. The Company’s initial focus was on becoming an event planning company primarily serving the Las Vegas, Nevada market. During the year ended August 31, 2012, the Board of Directors of the Company appointed new directors. Prior to this appointment, the Board consisted of one member. The new Board of Directors of the Company appointed new officers, all of whom are residents of Japan. The Company currently has four officers and directors as of August 31, 2012. The new management of the Company is seeking new business focus areas for the Company.

Our Business

We are a small, start-up company, and since our inception on October 30, 2007, we did not generate any revenues and have incurred a cumulative net loss of $627,621 through August 31, 2012.

With the appointment of the new officers and directors, the Company has made a strategic shift in its focus, away from the event planning industry in Las Vegas. The Company aims to maximize shareholders’ interests by engaging in the new business development and business acquisition across various sectors. Headquartered in California, the United States of America, the Company is focused on organic growth and expansion through new business development and mergers and acquisitions in Japan and the United States of America. In pursuit of its objectives, the Company seeks to combine the practical acquisition knowledge of a private equity firm with the management and operational expertise of seasoned industry veterans.

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

Industry Background

The Company plans for aggressive growth through new business strategies and acquisition of companies. Management will focus their efforts on adding values on businesses across several sections.

Business Strategy

The Company is a developmental stage company. The Company has brought together a high quality management team with strategically diverse backgrounds including asset acquisition and business consulting to build a platform of businesses that allow for greater penetration into not only the Japanese market but also into the American market. This team will allow us to move forward as we strive to become the leader in the business areas we expand into and maximize returns for the investors.

Competition

Many of the Company's competitors include other companies in the industry we expand into and investment companies seeking to acquire and grow businesses. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.

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

The new management of the Company is currently accessing the funding requirements to build the new Company. Management will seek different funding sources in order to initiate its business plan.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

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

Employees

As of August 31, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants, and professionals; however, the exact number is not quantifiable at this time.

Item 2. Properties.

Our corporate headquarters are located at 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254. Effective October 12, 2012, we lease suite space in Hermosa, California. The agreement is for a term of thirteen (13) months with monthly rent of $3,000 which was paid in advance at the time the lease was executed. Prior to this, our office space was provided to us at no charge by former and/or current stockholders. These parties who provided space to conduct our operations will not seek reimbursement for past office expenses.

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

The table below sets forth the high and low sales prices of our common stock on the OTC-Bulletin Board.

	Price Range
	High	Low
Fiscal Year 2012
First Quarter Ended November 30, 2011	$ 0.51	$ 0.20
Second Quarter Ended February 29, 2012	0.20	0.20
Third Quarter Ended May 31, 2012	0.30	0.19
Fourth Quarter Ended August 31, 2012	0.20	0.13

Fiscal Year 2011
First Quarter Ended November 30, 2010	$ 0.01	$ 0.01
Second Quarter Ended February 28, 2011	0.01	0.01
Third Quarter Ended May 31, 2011	0.01	0.01
Fourth Quarter Ended August 31, 2011	0.51	0.01

(b)   Holders of Common Stock

As of November 29, 2012, there were nine holders of record of our Common Stock and 11,000,000 shares issued and outstanding.

(c)    Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business. Cash dividends will be considered as our business grows. The declaration and payment of future dividends on the Common Stock will be the sole discretion of Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d)   Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities

The Company had not made any securities which were not registered under the Securities Act of 1933 in the past three years.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2012 or 2011.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the year ended August 31, 2012

Since our inception on October 30, 2007 through August 31, 2012, we generated no revenues. With the new business opportunity emerging in Los Angeles, we anticipate generating some revenues by the end of August 31, 2013. We have relocated our head office to Hermosa Beach, California, in order to establish the infrastructure for this new opportunity.

As of August 31, 2012, the Company had cash of $127,988 and prepaid expenses of $34,560, as compared to $2,309 and $659 in cash and prepaid expenses as of August 31, 2011.

During the year ended August 31, 2012, the Company had total expenses of $486,339, as compared to total expenses of $80,944 for the year ended August 31, 2011. The increase in expenses is comprised of increases in acquisition costs of approximately $343,000, auditing and accounting fees of $69,000, and operating expenses, related party of approximately $10,000 and decrease of operating expenses of approximately $17,000. With no revenues since its inception on October 30, 2007, the net losses for the years ended August 31, 2012 and August 31, 2011 were $486,339 and $80,944, respectively. The Company has incurred total expenses of $627,621 since the inception on October 30, 2007 through the year ended August 31, 2012.

In our August 31, 2012 year-end financials, our auditors issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Going Concern

The Company experienced operating losses of $627,621 since its inception on October 30, 2007 through the year ended August 31, 2012. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

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

Significant changes in the number of employees

The Company did not have any employees as of August 31, 2012. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of August 31, 2012, the Company had current assets of $162,548 and current liabilities of $4,100. Of $162,548 of current assets, $125,818 (10,000,000 JPN) of cash was used for incorporation of the Company’s wholly-owned subsidiary on September 3, 2012. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a going concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. No assurances can be given that any new financing can be obtained to future the Company's business plan. One former officer received compensation in the amount of $9,559 for the year ended August 31, 2012. No other amounts were paid to officers or directors during the year.

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

Item 8. Financial Statements and Supplementary Data.

SOMERSET CPAs

3925 River Crossing Parkway, Third Floor

Post Office Box 40368

Indianapolis, Indiana 46240-0368

Tel: 317.472.2200 – 800.469.7206

Fax: 317.208.1200

www.somersetcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Your Event, Inc.

Hermosa Beach, California

We have audited the accompanying balance sheets of Your Event, Inc. (A Development Stage Company) as of August 31, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Your Event, Inc. as of August 31, 2011, were audited by other auditors whose report dated November 28, 2011, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Your Event, Inc. as of August 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOMERSET CPAs, P.C.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana

November 29, 2012

Your Event, Inc.

(A Development Stage Company)

Balance Sheets

	August 31, 2012	August 31, 2011
ASSETS
Current assets:
Cash	$ 127,988	$ 2,309
Prepaid expense	34,560	659
Total current assets	162,548	2,968

TOTAL ASSETS	162,548	2,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	4,100	3,500
Accrued expense	-	5,000
Total current liabilities	4,100	8,500

Due to former stockholder	524,501	-

Due to officer	125,818	-

Total liabilities	654,419	8,500

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	11,000	11,000
authorized, 11,000,000 issued and
outstanding as of 8/31/2012 and 8/31/2011,
Respectively
Additional paid-in capital	124,750	124,750
Deficit accumulated during development stage	(627,621)	(141,282)
Total stockholders' deficit	(491,871)	(5,532)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$ 162,548	$ 2,968

See accompanying notes to the financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Operations

	For the year ended August 31, 2012	For the year ended August 31, 2011	October 30, 2007 (inception) to August 31, 2012
Revenue	$ -	$ -	$ -

Expenses:
Acquisition costs	343,484	-	343,484
Accounting fees	78,439	9,520	115,249
Advertising	-	-	1,054
Operating expenses	54,857	71,424	148,275
Operating expenses,	9,559	-	19,559
related party
Total expenses	486,339	80,944	627,621

Net loss before income taxes	(486,339)	(80,944)	(627,621)

Income tax expense	-	-	-
Net loss	$ (486,339)	$ (80,944)	$ (627,621)

Net loss per share	$ (0.04)	$ (0.01)
Weighted average number of
common shares outstanding - basic	11,000,000	11,000,000

See accompanying notes to the financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Inception, October 30, 2007	-	$ -	-	$ -	$ -	$ -	$ -

October 30, 2007, Founders initial investment, $0.001 per share	-	-	10,000,000	10,000	-	-	10,000

December 3, 2007, Contributed capital	-	-	-	-	200	-	200

June 30, 2008, Shares issued for cash at $0.005 per share	-	-	1,000,000	1,000	4,000	-	5,000

Net loss	-	-	-	-	-	(13,227)	(13,227)

Balance, August 31, 2008 (Restated)	-	-	11,000,000	11,000	4,200	(13,227)	1,973

February 27, 2009, Contributed capital	-	-	-	-	2,500	-	2,500

August 1, 2009, Contributed capital	-	-	-	-	10,000	-	10,000

Net loss	-	-	-	-	-	(29,283)	(29,283)

Balance, August 31, 2009 (Restated)	-	-	11,000,000	11,000	16,700	(42,510)	(14,810)

November 24, 2009, Contributed capital	-	-	-	-	5,000	-	5,000

December 9, 2009, Contributed capital	-	-	-	-	550	-	550

January 11, 2010, Contributed capital	-	-	-	-	2,500	-	2,500

April 2, 2010, Contributed capital	-	-	-	-	100,000	-	100,000

Net loss	-	-	-	-	-	(17,828)	(17,828)

Balance, August 31, 2010	-	-	11,000,000	11,000	124,750	(60,338)	75,412

Net loss	-	-	-	-	-	(80,944)	(80,944)

Balance, August 31, 2011	-	-	11,000,000	11,000	124,750	(141,282)	(5,532)

Net loss	-	-	-	-	-	(486,339)	(486,339)

Balance, August 31, 2012	-	-	11,000,000	$ 11,000	$ 124,750	$ (627,621)	$ (491,871)

See accompanying notes to the financial statements.

Your Event, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended August 31, 2012	For the year ended August 31, 2011	October 30, 2007 (inception) to August 31, 2012
OPERATING ACTIVITIES
Net loss	$ (486,339)	$ (80,944)	$ (627,621)
Adjustment to reconcile net loss to net cash used by operating activities:
(Increase) decrease in prepaid expense	(33,901)	866	(34,560)
Increase in accounts payable	600	1,460	4,100
Increase (decrease) in accrued expense	(5,000)	250	-

Net cash used by operating activities	(524,640)	(78,368)	(658,081)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,000
Advance from officer	125,818	-	125,818
Advances from former stockholder	524,501	-	524,501
Contribution to capital	-	-	120,750

Net cash provided by financing activities	650,319	-	786,069

NET INCREASE (DECREASE) IN CASH	125,679	(78,368)	127,988
CASH - BEGINNING OF THE YEAR	2,309	80,677	-
CASH - END OF THE YEAR	$ 127,988	$ 2,309	$ 127,988

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	-	-	-

See accompanying notes to the financial statements.

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Your Event, Inc. (the "Company") was incorporated under the laws of the state of Nevada on October 30, 2007. The Company was organized to conduct any lawful business. The Company’s initial focus was on becoming an event planning company primarily serving the Las Vegas, Nevada market. On November 29, 2011, the Board of Directors of the Company appointed new directors, all of whom are residents of Japan. With the appointment of the new officers and directors, the Company has made a strategic shift in its focus, away from the event planning industry in Las Vegas. The Company was seeking new business focus areas, and is now exploring the role of a middleperson between a major Japanese corporation and a major American corporation.

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

Acquisition Costs

Costs incurred to acquire new businesses, new product lines or similar assets are expensed when incurred.

Property

As of August 31, 2012 and 2011, office space was provided by various current and former stockholders of the Company and the Company did not own or rent any property during these years.

Earnings per Share

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

Calculation of net loss per share is as follows:

	Year ended August 31,
	2012	2011
Net loss	$ (486,339)	$ (80,944)
Weighted average common shares	11,000,000	11,000,000
Basic loss per share	$ (0.04)	$ (0.01)

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the years ended August 31, 2012 and 2011.

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

Advertising

Advertising is expensed when incurred. No advertising expenses were incurred during the years ended August 31, 2012 and 2011.

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

Reclassification

Certain amounts included in the prior financial statements have been reclassified to conform to the current presentation.  The reclassifications have no effect on total assets, total liabilities, stockholders’ equity (deficit), or net loss as previously reported.

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(627,621) for the period from October 30, 2007 (inception) to August 31, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

NOTE 4. STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock and up to 70,000,000 shares of $0.001 par value common stock.

Preferred Stock

There are no issued shares of preferred stock as of August 31, 2012 and 2011.

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

There were no other issuances of common or preferred stock or equivalents since October 30, 2007 (inception) through August 31, 2012. The Company had 11,000,000 common shares issued and outstanding as of August 31, 2012 and 2011.

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 4. STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Subsequent to August 31, 2012, the shareholders granted the Company stock options to purchase a total of 960,000 shares of the common stock at the exercise price of $0.25 per share. In addition, the granted stock options were assigned to two directors subsequently. See more detail in Note 11.

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

During the fiscal year ended August 31, 2009, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $10,000.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 6. RELATED PARTY TRANSACTIONS

The Company received funding from its former majority stockholder to fund the operating costs of the Company. Advances received from this stockholder amounted to $524,501 and $0 as of August 31, 2012 and 2011, respectively. The debt is due upon financial stability and ability to cash flow payments. Management considers full amount owed noncurrent as of August 31, 2012.

The Company has a balance due to an officer of $125,818 and $0 as of August 31, 2012 and 2011, respectively. The funds were used to incorporate a wholly-owned subsidiary, YEVN JAPAN, Inc., in Japan on September 3, 2012.

During the year ended August 31, 2012, the office space had been provided without charge by Infinity, which was the former major shareholder of the Company until its common shares were sold on August 1, 2012. Prior to this, office services were provided without charge by a former director.

On August 1, 2012, Masaya Konishi, CEO and Director of the Company, purchased 6,548,993 shares from its former majority stockholder for an aggregate purchase price of $383,000 USD (30,000,000 JPY) in a private transaction.

Subsequent to August 31, 2012, the Company’s directors, Gaku Uehara, President, and Masatoshi Suga, CFO, purchased a total of 960,000 shares of common stock (480,000 shares each) at $240,000. See more detail in Note 11.

Subsequent to August 31, 2012, Masaya Konishi, CEO and Director of the Company, transferred 80,000 shares, 60,000 shares, and 60,000 shares of common stock to three individuals in a private transaction. See more detail in Note 11.

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

U.S federal statutory rate (34.0%)

Valuation reserve 34.0%

Total 0%

Income tax benefits as of August 31, 2012 and August 31, 2011, are calculated as follows:

	Year ended August 31,
	2012	2011
Book loss	$ (486,339)	$ (80,944)
Less: book depreciation	-	-
Add: tax depreciation	-	-
Net loss	(486,339)	(80,944)
Effective tax rate	35%	35%
Tax benefit	170,219	28,330
Valuation allowance	(170,219)	(28,330)
	$ -	$ -

During the year ended August 31, 2012, the Company recorded a valuation allowance of $(170,219), as compared to $(28,330) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the years ended August 31, 2012 and 2011. The net operating loss (the “NOL”) for the year ended August 31, 2012 will expire in 2032 and for the year ended August 31, 2011 will expire in 2031.

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 7. PROVISION FOR INCOME TAXES (Continued)

However, due to the ownership changes that occurred during the year ended August 31, 2012, the ability to use the NOLs generated through the ownership change date could be limited. In general, the amount of NOLs the Company could use for any tax year after the date of the ownership change would be limited to the value of the stock (as of the ownership change date) multiplied by the long-term tax-exempt rate.

NOTE 8. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.

NOTE 10. ACQUISITION COSTS

During the year ended August 31, 2012, the Company incurred approximately $343,000 of acquisition costs for various Japanese companies in the restaurant, beauty, and advertising industry, among others. Certain costs were incurred in the due diligence process as it relates to auditing the accounting records of these companies. These proposed acquisitions turned out to be inefficient, mobility-wise and cost-wise, among other reasons. The Company therefore has decided not to pursue these acquisitions.

NOTE 11. SUBSEQUENT EVENTS

On September 3, 2012, the Company incorporated a newly formed a wholly-owned subsidiary, named YEVN JAPAN, Inc., in Japan. The Company’s management formed this subsidiary in order to facilitate the future business operations in Japan. The proposed focus of this new subsidiary is to plan, operate and administer major events in Japan, not limited to conducting public exhibitions.

On September 27, 2012, the Company entered into a stock option agreement (the “Stock Option Agreement”) with a representative of the Company’s shareholders. Pursuant to the terms of the Stock Option Agreement, the Company was granted a stock option to acquire from the shareholders a total of 960,000 shares of the common stock of the Company at the exercise price of $0.25 per share.

Your Event, Inc.

(A Development Stage Company)

Notes to Financial Statements

NOTE 11. SUBSEQUENT EVENTS (Continued)

On September 28, 2012, the Company entered into an assignment agreement (the “Assignment Agreement” with the two directors, Gaku Uehara, President and Director, and Masatoshi Suga, Chief Financial Officer and Director. Pursuant to the terms of the Assignment Agreement, the two directors were assigned the Stock Option Agreement to purchase a total of 960,000 shares of the Company’s common stock. The two directors exercised the options to purchase 440,000 shares of common stock (220,000 shares each) on October 29, 2012 and 520,000 shares of common stock (260,000 shares each) on November 29, 2012.

On October 12, 2012, the Company moved its corporate headquarters from Intex Bldg. 2F, 2-7-11 Nishi Gotanda, Shinagawa-Ward, Tokyo, Japan 141-0031 to 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254. California is where the new business opportunity lies and the Company will try to establish and grow its business there.

On October 18, 2012, the Company entered into a consulting agreement (the “Consulting Agreement”) with Tsukamoto and Associates. The Consulting Agreement provides that Tsukamoto and Associates, a Japanese based-company, make business introductions and provide consulting services to the Company. For their services, Tsukamoto and Associates shall be entitled to thirty-five (35) percent of profits after tax for the business generated by the Company as a result of the consulting services provided.

On October 18, 2012, Million Win Investments (HK) Limited transferred 1,651,007 shares it owned to its affiliated company, Billion Sino (ASIA) Limited (“Billion Sino”) for $82,550 in a private transaction.

On November 27, 2012, Masaya Konishi, CEO and Director of the Company, transferred 80,000 shares, 60,000 shares, and 60,000 shares of common stock to June Tsukamoto, Chairperson, Kioko Tsukamoto, and Junko Top, the daughters of June Tsukamoto, respectively, at free of charge in a private transaction.

Item 9A. Controls and Procedures.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who are also our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the year covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2012, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's Annual Report on Internal Control over Financial Reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•            pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•            provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

•            provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management concluded that we had certain control deficiencies described below that constituted material weakness in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2012.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We believe that the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Positions and Offices Held

June Tsukamoto	66	Chairperson. Appointed on October 16, 2012
Gaku Uehara	45	President, Director
Masaya Konishi	30	Chief Executive Officer, Director
Masatoshi Suga	37	Chief Financial Officer, Director
Takahito Yasuki	64	Director. Appointed on October 16, 2012
Mitsuhiro Matsumoto	34	Secretary, Director. Resigned effective October 16, 2012

The business address of our officer/director is 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254.

Set forth below is a brief description of the background and business experience of our officers and directors.

June Tsukamoto, Chairperson

Ms. Tsukamoto is a US citizen residing in Japan. She incorporated Mitsutomo Inc. in 1986, a tire exporting company in Taiwan. She was appointed a Chairperson and Executive Director of Mitsutomo International in 1995, which she resigned in 2001.

Gaku Uehara, President, Director

Mr. Uehara, is a President at Next, Inc., an IT engineering business since April 1994. He was also a director of Infinity.

Masaya Konishi, Chief Executive Officer, Director

Mr. Konishi, is President of With Asset Management, Inc., a firm focused on fund origination and has been with the company since April 2007. Between April 2007 and March 2009, he was President of STEWARD Entertainment Inc. Mr. Konishi was also President of STEWARD Inc. and was with the company between April 2005 and March 2009.

Masatoshi Suga, Vice President, Chief Financial Officer, Director

From 2009 to 2011, Mr. Suga was the Executive Director of J-TOP Industry Co., Ltd, an electric works company. From 2008 to 2011, he was the Executive Director of Fuji Holdings, Inc., an electric works company, and he was also President of Elex Co., Ltd, an electric works company from 2003 to 2009.

Mr. Mitsuhiro Matsumoto, Secretary

Mr. Matsumoto, has been a director of With Asset Management Inc., a fund origination firm, since December 2009. He was also a director of Infinity between December 2010 and May 2012. Between May 2002 and February 2005, he served as President of TOUCH UP Co., Ltd., a cosmetic sales and event business. Mr. Matsumoto was resigned as Secretary of the Company subsequent to the year end, effective October 16, 2012.

Mr. Takahito Yasuki, Director

In 1984, Mr. Yasuki incorporated a game selling company ROMSTAR, Inc in California and assumed the President position. After folding ROMSTAR, he incorporated PLAYPHONE Inc., a mobile social game developing company in San Jose. He continues to hold the President position there as of today.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2010, the following person have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the year ended August 31, 2011:

Name	Principal Position	Number of late reports	Transactions not timely reported	Known failures to file a required form
------------------------------------------------------------------------------------------------------------------
Marilyn Montgomery	President	2	2	2
------------------------------------------------------------------------------------------------------------------

Note: Marilyn Montgomery did not file a Form 3 in connection with her initial ownership and sale of 8,200,000 shares in the Company.

To the best of our knowledge, no reports which were failed to file on a timely manner under the Exchange Act during the year ended August 31, 2012.

Board of Directors

The Board of Directors met on July 2, 2012 which was attended by all Board members. This was the only time such meeting was held during the year ended August 31, 2012.

Audit Committee

The Company does not presently have an Audit Committee. The Company’s Directors of the Board sit as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

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

(3)   The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a)).

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

Item 11. Executive Compensation

Compensation

As a result of the Company's current limited available cash, no officer or director received compensation since October 30, 2007 (inception) through August 31, 2012, except for Marilyn Montgomery, a former Chief Executive Officer and a director, who resigned the Company on January 5, 2012. Ms. Montgomery received compensation in the amount of $9,559 for the year ended August 31, 2012. The Company has no intention of paying salaries for other officers and directors at this time. However, the possibility will be considered depending on the way our business develops in the future.

We do not have any long-term compensation plans or stock option plans.

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through August 31, 2012.

Outstanding Equity Awards

We did not have any outstanding equity awards as of August 31, 2012.

Option Exercises

There were no options exercised by our named executive officers in the year ended August 31, 2012.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officers, which would in any way result in payments to such officers because of his/her resignation, retirement, or other termination of employment with us, or any change in control of, or a change in his/her responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during the years ended August 31, 2012 and August 31, 2011, except for Marilyn Montgomery as indicated above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on November 29, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after November 29, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of the Company's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of	Name of Beneficial	Number of shares beneficially	Percent of
Class	Owner and Position	Owned as of November 29, 2012	Class(1)
------------------------------------------------------------------------------------------------------
Common	Masaya Konishi (2)	6,348,993	57.72%
	CEO/Director

Common	Billion Sino (3)	1,651,007	15.00%

------------------------------------------------------------------------------------------------------
Directors and Officer as a Group (4 persons)		7,398,993	67.17%

(1) Percent of Class is based on 11,000,000 shares issued and outstanding.

(2) Masaya Konishi’s business address is 4-22-10 Ebisu, Shibuya-ku Tokyo 1500013 Japan

(3) Billion Sino, Unit 1006, 10F, Carnarvon Plaza, 20 Carnarvon Road Tsimshatsui, Kowloon, Hong Kong, P.R. C. . Choi Sio Man, CEO of Billion Sino is beneficial owner who has the ultimate voting control over the shares held this entity.

Change of Control

On June 10, 2011, Million Win Investments (HK) Limited ("Million Win") entered into a Stock Transfer Agreement, whereby it sold 6,548,993 common shares of its 8,200,000 common shares of the Company to Infinity, whereby Infinity had an option to purchase the remaining 1,651,007 shares owned by Million Win.

On August 1, 2012, Masaya Konishi, CEO and Director of the Company, purchased 6,548,993 shares from Infinity for an aggregate purchase price of $383,000 USD (30,000,000 JPY) in a private transaction.

On November 27, 2012, Masaya Konishi, CEO and Director of the Company, transferred 80,000 shares, 60,000 shares, and 60,000 shares of common stock to June Tsukamoto, Chairperson, Kioko Tsukamoto, and Junko Top, the daughters of June Tsukamoto, respectively, at free of charge in a private transaction.

The Company has 11,000,000 common stock issued and outstanding as of November 29, 2012. With these two transfers above, Mr. Konishi owns 6,348,993 shares which represent 57.72% of the issued and outstanding shares, the majority ownership interest in the Company as of November 29, 2012.

On October 18, 2012, Million Win transferred 1,651,007 shares it owned to its affiliated company, Billion Sino for $82,550 in a private transaction.

In these private transactions, the Company did not engage in any form of general solicitation or general advertising in connection with the transactions. Mr. Konishi and Billion Sino were provided access to all material information, which they requested and all information necessary to verify such information and were afforded access to any Company information in connection with these transactions. Mr. Konishi and Billion Sino acquired these securities for investment and not with a view toward distribution, acknowledging such intent. They understood the ramifications of their actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons.

The Company paid compensation to Marilyn Montgomery, a former Chief Executive Officer and a director, who resigned the Company on January 5, 2012, in the amount of $9,559 for the year ended August 31, 2012.

On August 1, 2012, Masaya Konishi, CEO and Director of the Company purchased 6,548,993 shares from Infinity for an aggregate purchase price of $383,000 USD (30,000,000 JPY) in a private transaction. On November 27, 2012, Mr. Konishi transferred his 200,000 shares of common stock to three individuals at free of charge in a private transaction. The Company has 11,000,000 shares of common stock issued and outstanding as of November 29, 2012. With these transfers, Mr. Konishi’s ownership of 6,348,993 shares represents approximately 57.72% of the issued and outstanding shares, the majority ownership interest in the Company as of November 29, 2012.

Director Independence

As the Company is quoted on the OTCBB and not one of the national securities exchanges, it is not subject to any director independence requirements.

Item 14. Principal Accountant Fees and Services.

Somerset CPAs, P.C. served as our principal independent public auditors for the year ended August 31, 2012, and the Company engaged a different auditor for the year ended August 31, 2011. Aggregate fees billed to us for the years ended August 31, 2012 and 2011 were as follows:

For the Years Ended August 31,

	-----------------------------------------------------
	2012	2011
	-----------------------------------------------------
(1) Audit Fees (1)	$ 26,240	$ 9,520
(2) Audit-Related Fees	0	0
(3) Tax Fees	0	0
(4) All Other Fees (2)	343,484	0

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

(2)         Other fees include fees billed for services performed related to due diligence services rendered related to the potential acquisition of several Japanese businesses.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our Chief Financial Officer pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our Chief Financial Officer then makes a determination to approve or disapprove the engagement of Somerset CPAs, P.C. for the proposed services. In the fiscal year ended August 31, 2012, all fees paid to Somerset CPAs, P.C. were unanimously pre-approved in accordance with this policy.

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

Your Event, Inc.

Registrant

By: /s/ Gaku Uehara

Gaku Uehara

President, Director

By: /s/ Masaya Konishi

Masaya Konishi

Principal Executive Officer, Director

By: /s/ Masatoshi Suga

Masatoshi Suga

Principal Financial Officer, Director

Date: November 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

By: /s/ Gaku Uehara

Gaku Uehara

President, Director

By: /s/ Masaya Konishi

Masaya Konishi

Principal Executive Officer, Director

By: /s/ Masatoshi Suga

Masatoshi Suga

Principal Financial Officer, Director

Date: November 29, 2012