Form 10-Q
period 2012-11-30
Your Event, Inc.
filed 2013-01-22
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53164

Your Event, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-1375322
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA	90254
(Address of principal executive offices)	(Zip Code)

Telephone: 310-698-0728

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 22, 2013, the registrant’s outstanding common stock consisted of 11,000,000 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2012

Part I. Financial Information

Item 1. Financial Statements

Your Event, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	November 30, 2012	August 31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$33,734	$127,988
Prepaid expense	34,040	34,560
Accounts receivable	843	-
Deposits	1,018	-
Total current assets	69,635	162,548

Fixed assets:
Intangible asset, net accumulated depreciation of $99	3,461	-
Furniture and equipment, net
accumulated depreciation of $227	4,553	-
Total fixed assets	8,014	-
TOTAL ASSETS	$77,649	$162,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,358	$4,100
Due to former stockholder	524,501	524,501
Due to officer	8,768	125,818
Loan payable - related party	510,561	-
Interest payable	810	-
Total current liabilities	1,058,998	654,419

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	11,000	11,000
authorized, 11,000,000 and 11,000,000 issued and
outstanding as of 11/30/12 and 8/31/12,
Respectively
Additional paid-in capital	124,750	124,750
Deficit accumulated during development stage	(1,117,099)	(627,621)
Total stockholders' equity	(981,349)	(491,871)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$77,649	$162,548

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ending November 30, 2012	For the three months ending November 30, 2011	From October 30, 2007 (inception) to November 30, 2012
Revenue	$-	$-	$-

Expenses:
Acquisition costs	-	-	349,186
Accounting fees	3,042	(250)	65,491
Advertising	-	-	1,054
Operating expenses	341,326	350	536,699
Operating expenses - related party	19,058	9,559	38,617
Total operating expenses	363,426	9,659	991,047

Other expenses:
Foreign exchange loss	207	-	207
Interest expense	810	-	810
Loss on investment	125,035	-	125,035
Total other expenses	126,052	-	126,052

Net (Loss)	$(489,478)	$(9,659)	$(1,117,099)

Weighted average number of common
shares outstanding- basic	11,000,000	11,000,000

Net loss per share	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

		For the three months ending November 30, 2012	For the three months ending November 30, 2011	From October 30, 2007 (inception) to November 30, 2012
	OPERATING ACTIVITIES
	Net loss	$(489,478)	$(9,659)	$(1,117,099)
	Adjustment to reconcile net loss to net cash
	used by operating activities:
	Changes in operating assets and liabilities:
	Accounts receivable	(843)		(843)
	Depreciation	227		227
	Deposits	(1,018)		(1,018)
	Prepaid expense	519	100	(34,040)
	Accounts payable	10,258	(3,500)	14,358
	Accrued expense	-	(5,000)	-
	Interest payable	810		810
	Net cash (used) by operating activities	(479,525)	(18,059)	(1,137,605)

	INVESTING ACTIVITIES
	Purchase of intangible asset	(3,560)	-	(3,560)
	Purchase of furniture and equipment	(4,681)	-	(4,681)
	Net cash (used) by investing activities	(8,241)	-	(8,241)

	FINANCING ACTIVITIES
	Proceeds from sale of common stock	-	-	15,000
	Due to related party	510,561	15,750	519,329
	Repayment of due to related party	(117,049)		-
	Advances from former stockholder	-	-	524,501
	Contribution to capital	-	-	120,750
	Net cash provided by financing activities	393,512	15,750	1,179,580

	NET INCREASE IN CASH	(94,254)	(2,309)	33,734
	CASH - BEGINNING OF THE PERIOD	127,988	2,309	-
	CASH - END OF THE PERIOD	$33,734	$-	$33,734

	SUPPLEMENTAL DISCLOSURES:
	Interest paid	-	-	-
	Income taxes paid	-	-	-
Non-cash transactions	stock payable	-	-	-

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Unaudited Financial Statements

November 30, 2012

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2012 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the periods ended November 30, 2012 and 2011 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2012, the Company has not recognized any revenues and has accumulated operating losses of $1,117,099 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Unaudited Financial Statements

November 30, 2012

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

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-50 (“ASC 350-50”), “Intangibles – Goodwill and Other” to determine the method of amortization of its intangible assets. The Company’s intangible assets are capitalized at historical cost and are amortized over their useful lives.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position and results of operations.

NOTE 5 – RELATED PARTY BALANCES AND TRANSACTIONS

The Company received funding from its former majority stockholder to fund the operating costs of the Company. Advances received from this stockholder amounted to $524,501 as of November 30, 2012. The debt is due upon financial stability and ability to cash flow payments.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Unaudited Financial Statements

November 30, 2012

(Unaudited)

NOTE 5 – RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

An officer of the Company loaned the Company $510,561. In December, 2012, this debt was converted into a Convertible Note due and payable on December 31, 2014. Interest on the unpaid principal balance of this Note shall be calculated at the rate of five percent (5.0%) per annum with accrued and unpaid interest being payable on the Maturity Date. The Note Holder may elect to convert all or part of the principal of this Convertible Note and any accrued and unpaid interest at any time before December 31, 2014. The conversion price shall be at a price of $0.10 per unregistered restricted common share.

NOTE 6 – SUBSIDIARY

On September 3, 2012, the Company incorporated a newly formed a wholly-owned subsidiary, named YEVN JAPAN, Inc., in Japan. The Company’s management formed this subsidiary in order to facilitate the future business operations in Japan. The proposed focus of this new subsidiary was to plan, operate and administer major events in Japan, not limited to conducting public exhibitions.

On October 12, 2012, the Company moved its corporate headquarters from Intex Bldg. 2F, 2-7-11 Nishi Gotanda, Shinagawa-Ward, Tokyo, Japan 141-0031 to 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254. Management believes California is where the new business opportunity lies for the Company. Management is currently working to establish and grow its business there. Upon moving its corporate headquarters to California, management concluded the Company no longer needed a subsidiary in Japan. Prior to closing the subsidiary, all liabilities were settled and the subsidiary had no assets.

NOTE 7 – SUBSEQUENT EVENTS

December 18, 2012, Gaku Uehara, President of the Company entered into a Convertible Note with the Company, for $$468,813 due and payable on December 31, 2014 (the “Maturity Date”). Interest on the unpaid principal balance of this Note shall be calculated at the rate of five percent (5.0%) per annum with accrued and unpaid interest being payable on the Maturity Date. The Note Holder may elect to convert all or part of the principal of this Convertible Note and any accrued and unpaid interest at any time before December 31, 2014. The conversion price shall be at a price of $0.10 per unregistered restricted common share. In other words, every dollar converted into restricted shares will equal ten (10) common shares of Your Event.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended August 31, 2012.

Results of Operations

Overview of Current Operations

Your Event, Inc. (the “Company” or the “Registrant”) was incorporated in the state of Nevada on October 30, 2007. We have not generated any revenue to date and we are a development stage company.

At the Company’s inception, Your Event, Inc. focused on becoming an event planning company primarily serving the Las Vegas, Nevada market. Its goal included the planning of corporate events such as conventions, business conferences, and product launches, as well as social events such as weddings, reunions, and anniversaries, and develop and implement a marketing and sales program to sell these event planning services. Since its inception, new management has taken control of the Company and is evaluating new business opportunities to move the Company towards a new focus area.

Our Business

We are a small, start-up company that has not generated any revenues. Since our inception on October 30, 2007 through November 30, 2012, we did not generate any revenues and have incurred a cumulative net loss of $(1,117,099). The next twelve (12) months is dependent on the direction and execution of the Company’s future plans of management.

Based on the small size of our Company, management views that it requires funding for two separate areas of the Company's business. This first includes paying for the legal and accounting expenses to keep the Company full reporting; the second includes funding to build the actual business operations of the Company.

Management is currently analyzing new business opportunities and evaluating new business strategies will be undertaken by the Company's management. In analyzing prospective businesses opportunities, the Company will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Part of the evaluation will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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

Your Event will seek businesses from all known sources, but will rely principally on personal contacts of the officers/directors and affiliates of the Company, as well as indirect associations between them and other business and professional people.

Your Event will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. It may participate in a newly organized business venture. On the other hand, it may select a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of Your Event.

The period within which we may participate in a business on completion of this offering cannot be predicted and will depend on circumstances beyond our control, including the availability of businesses, the time required to complete our investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for our participation, and other circumstances. It is anticipated that the analysis of specific proposals and the selection of a business will take several months.

It is possible that Your Event may propose to acquire a business in the development stage. A business is in the development stage if it is devoting most of its efforts to establishing a new business, and planned principal operations have either not commenced or not yet resulted in significant revenues.

Competition

Your Event will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their more substantial financial resources and prior experience in business. We face as well numerous other smaller companies at the same stage of development as we are. (See "Competition," in Risk Factors.)

Intellectual Property

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. The Company plans also to rely on copyright laws to protect our future computer programs and our proprietary databases.

From time to time, Your Event may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting Your Event’s intellectual property rights could be costly and time consuming.

Employees

The Company currently no employees. The business operations are provided by the officers and directors of the Company. The Company plans to utilize additional independent contractors on a part-time/as needed basis.

Properties

Your Event rents office space at 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254. The Company does not own any real property.

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

The new management of Your Event, Inc. is currently accessing the funding requirements to build the Company. Once the new management establishes the focus areas for the Company, management will have better understanding of its funding requirements. At that time, management will seek different funding sources.

Results of Operations for the quarter ended November 30, 2012

During the quarter ended November 30, 2012, the Company had $33,734 in cash and a prepaid expense of $34,040 as compared to cash of $127,988 and $34,560 in prepaid expense for the year ended August 31, 2012.

During the three months ended November 30, 2012, the Company had total operating expenses of $363,426, as compared to total expenses of $9,559 for the same period last year. The increase in expenses represented operating expenses of $341,326, accounting fees of $3,042 and operating expenses - related party of $19,058. The net loss for the three months ended November 30, 2012 was $(489,478) versus a net loss of $(9,659) for the same period last year. The Company’s net and operating expenses increased based on moving its operations from Japan to the U.S. Since inception on October 30, 2007, the Company has incurred total expenses of $1,117,099 through the period ended November 30, 2012.

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

Going Concern

The Company experienced operating losses of $(1,117,099) since its inception on October 30, 2007 through the period ended November 30, 2012. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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

Significant changes in the number of employees

As of November 30, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of November 30, 2012, the Company had current assets of $69,635 and current liabilities of $1,058,998. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2012. The Company has no employment agreements in place with its officers.

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

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized aacquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of November 30, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended November 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

Your Event, Inc. Registrant

Date: January 22, 2013	/s/ Masaya Konishi
Name: Masaya Konishi
Title: Chief Executive Officer, Director