Form 10-Q
period 2013-02-28
Your Event, Inc.
filed 2013-04-18
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

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

As of April 18, 2013, the registrant’s outstanding common stock consisted of 11,000,000 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2013

Part I. Financial Information

Item 1. Financial Statements

Your Event, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	February 28, 2013	August 31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	364,101	127,988
Prepaid expense	24,776	34,560
Accounts receivable	843	-
Deposits	3,830	-
Total current assets	393,550	162,548

Fixed assets:
Intangible asset, net accumulated amortization
of $396	3,164
Furniture and equipment, net
accumulated depreciation of $517	45,566	-
Total fixed assets	48,730	-
TOTAL ASSETS	442,280	162,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	10,414	4,100
Due to former stockholder	524,501	524,501
Due to officer	-	125,818
Loan payable - related party	979,275	-
Loan payable	40,000	-
Interest payable – related party	3,582	-
Total current liabilities	1,557,772	654,419

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	11,000	11,000
authorized, 11,000,000 and 11,000,000 issued and
outstanding as of 2/28/13 and 8/31/12,
Respectively
Additional paid-in capital	124,750	124,750
Deficit accumulated during development stage	(1,251,242)	(627,621)
Total stockholders' equity	(1,115,492)	(491,871)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$442,280	$162,548

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ending February 28, 2013	For the three months ending February 29, 2012	For the six months ending February 28, 2013	For the six months ending February 29, 2012	From October 30, 2007 (inception) to February 28, 2013
Revenue	-	-	-	-	-

Expenses:
Acquisition costs	-	-	-	-	343,484
Accounting fees	23,712	62,955	26,754	62,705	142,003
Advertising	-	-	-	-	1,054
Operating expenses	91,659	26,000	432,985	26,350	581,260
Operating expenses - related party	16,000	-	35,058	9,559	54,617
Total operating expenses	131,371	88,955	494,797	98,614	1,122,418

Other expenses:
Foreign exchange loss	-	-	207	-	207
Interest expense – related party	2,772	-	3,582	-	3,582
Loss on investment	-	-	125,035	-	125,035
Total other expenses	2,772	-	128,824	-	128,824

Net (Loss)	(134,143)	(88,955)	(623,621)	(98,614)	(1,251,242)

Weighted average number of common
shares outstanding- basic	11,000,000	11,000,000	11,000,000	11,000,000

Net loss per share	$(0.06)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

		For the six months ending February 28, 2013	For the six months ending February 29, 2012	From October 30, 2007 (inception) to February 28, 2013
	OPERATING ACTIVITIES
	Net loss	(623,621)	(98,614)	(1,251,242)
	Adjustment to reconcile net loss to net cash
	used by operating activities:
	Changes in operating assets and liabilities:
	Accounts receivable	(843)	-	(843)
	Depreciation/Amortization	913	-	913
	Deposits	(3,830)	-	(3,830)
	Prepaid expense	9,783	(151,318)	(24,777)
	Accounts payable	6,314	6,191	10,414
	Accrued expense	-	(5,000)	-
	Interest payable – related party	3,582	-	3,582
	Net cash (used) by operating activities	(607,702)	(248,741)	(1,265,783)

	INVESTING ACTIVITIES
	Purchase of furniture and equipment	(49,642)	-	(49,642)
	Net cash (used) by investing activities	(49,642)	-	(49,642)

	FINANCING ACTIVITIES
	Proceeds from sale of common stock	-	-	15,000
	Due to related party	853,457	-	853,457
	Bank loan	40,000	-	40,000
	Advances from former stockholder	-	246,432	524,501
	Contribution to capital	-	-	120,750
	Net cash provided by financing activities	893,457	246,432	1,679,526

	NET INCREASE IN CASH	236,113	(2,309)	364,101
	CASH - BEGINNING OF THE PERIOD	127,988	2,309	-
	CASH - END OF THE PERIOD	364,101	-	364,101

	SUPPLEMENTAL DISCLOSURES:
	Interest paid	-	-	-
	Income taxes paid	-	-	-
Non-cash transactions	stock payable	-	-	-

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Unaudited Financial Statements

February 28, 2013

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2012 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the periods ended February 28, 2013 and February 29, 2012 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2013, the Company has not recognized any revenues and has accumulated operating losses of $1,251,242 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Unaudited Financial Statements

February 28, 2013

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

NOTE 5 – RELATED PARTY BALANCES AND TRANSACTIONS

The Company received funding from its former majority stockholder to fund the operating costs of the Company. Advances received from this stockholder amounted to $524,501 as of February 28, 2013. The debt is due upon financial stability and ability to cash flow payments.

An officer of the Company loaned the Company $979,275. In December, 2012, $739,375 of this debt was converted into a Convertible Note due and payable on December 31, 2014. Interest on the unpaid principal balance of this Note shall be calculated at the rate of one point five percent (1.5%) per annum with accrued and unpaid interest being payable on the Maturity Date. The Note Holder may elect to convert all or part of the principal of this Convertible Note and any accrued and unpaid interest at any time before December 31, 2014. The conversion price shall be at a price of $0.20 per unregistered restricted common share. The Company has analyzed the Convertible Note for a beneficial conversion feature and found that no beneficial conversion feature should be recognized, as both the stock price on the commitment date and the conversion price are the same.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Unaudited Financial Statements

February 28, 2013

(Unaudited)

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

NOTE 7 – LOAN PAYABLE

On February 15, 2013 the Company entered into a Promissory Note with a bank for the principal amount of $40,000. Interest on the unpaid principal balance of this Note shall be calculated at the rate of two point five seven percent (2.57%) per annum with a Maturity Date of February 15, 2016. Payments of $1,156.20 are due monthly until the Maturity Date. This Note may be paid earlier than due without penalty. The Company’s Certificates of Deposit in an amount equal to the principal have been used as collateral on this Note.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 18, 2013, the date on which the financial statements were available to be issued.

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

Our Business

We are a small, start-up company that has not generated any revenues. Since our inception on October 30, 2007 through February 28, 2013, we did not generate any revenues and have incurred a cumulative net loss of $(1,251,242). The next twelve (12) months is dependent on the direction and execution of the Company’s future plans of management.

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

The analysis of new businesses will be undertaken by or under the supervision of our officers/directors. It is anticipated that the analysis of specific proposals and the selection of a business will take several months. Management will seek businesses from all known sources, but will rely principally on personal contacts of the officers/directors and affiliates of the Company, as well as indirect associations between them and other business and professional people.

Your Event will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. It may participate in a newly organized business venture. On the other hand, it may select a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. In seeking a business venture, the decision of management will be based on the business objective of seeking long-term capital appreciation in the real value of the business acquired by Your Event.

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

10

Management anticipates the selection of an acquired business will be complex and risky because of the competition for such business opportunities among all segments of the financial community. The nature of the company's search for the acquisition of a business requires maximum flexibility since the company will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, product or services investigated. The management of the company will have virtually unrestricted flexibility in identifying and selecting a prospective acquired business. Besides determining its fair market value, management will consider the following:

•         the acquired business' net worth;

•         the acquired business' total assets;

•         the acquired business' cash flow;

•         costs associated with effecting the business combination;

•         equity interest and possible management participation in the acquired business;

•         earnings and financial condition of the acquired business;

•         growth potential of the acquired business and the industry in which it operates;

•         experience and skill of management and availability of additional personnel of the acquired business;

•         capital requirements of the acquired business;

•         competitive position of the acquired business;

•         stage development of the product, process or service of the acquired business;

•         degree of current or potential market acceptance of the product, process or service of the acquired business; and

•         regulatory environment of the industry in which the acquired business operates.

These criteria are not intended to be exhaustive.

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

The management of Your Event, Inc. is currently preparing to raise funds in order to acquire a business and build the Company. Management will seek different funding sources. There are no assurance that the Company will be able to find funding on terms favorable to the Company, or at all, and such financing, if available, might be dilutive to the Company’s shareholders.

Results of Operations for the quarter ended February 28, 2013

Revenues

Since inception on October 30, 2007, the Company has generated no revenues.

During the quarter ended February 28, 2013, the Company had unaudited $364,101 in cash and a prepaid expense of $24,776, accounts receivable of $843 and deposits of $3,830 for a toal current assets of $393,550 as compared to audited cash of $127,988 and $34,560 in prepaid expenses for total current assets of $162,548 for the year ended August 31, 2012.

During the three months ended February 28, 2013, the Company had total operating expenses of $131,371, as compared to total operating expenses of $88,955 for the same period last year. The increase in expenses represented operating expenses of $91,659, accounting fees of $23,712 and operating expenses - related party of $16,000. The net loss for the three months ended February 28, 2013 was $(134,143) versus a net loss of $(88,955) for the same period last year. The Company’s net and operating expenses increased based on moving its operations from Japan to the U.S.

During the six months ended February 28, 2013, the Company had total operating expenses of $494,797, as compared to total operating expenses of $98,614 for the same period last year. The increase in expenses represented operating expenses of $432,985, accounting fees of $26,754 and operating expenses - related party of $35,058. The net loss for the six months ended February 28, 2013 was $(623,621) versus a net loss of $(98,614) for the same period last year. Since inception on October 30, 2007, the Company has incurred total operating expenses of $1,122,418 and a net loss of $(1,251,242) through the period ended February 28, 2013.

The Company used net cash in operations of $607,702 and $1,265,783 during the six month period ended February 28, 2013 and the period from inception to February 28, 2013, respectively, net cash in investing activities to purchase furniture and equipment of $49,642 during the six month period ended February 28, 2013; and generated cash of $893,457 and $1,679,526 from financing activities during the six month period ended February 28, 2013 and the period from inception to February 28, 2013, respectively. The funds generated from financing activities were from related party financing, advances from a former stockholder and bank loan.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. Management is currently seeking a business to acquire. Management is also in the process of preparing to raise funds in order to acquire a business. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

The Company experienced operating losses of $(1,122,418) since its inception on October 30, 2007 through the period ended February 28, 2013. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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

Significant changes in the number of employees

As of February 28, 2013, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of February 28, 2013, the Company had total current assets of $393,550 and total current liabilities of $1,557,772. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to future the Company's business plan. No officer or director received stock options or other non-cash compensation since the Company's inception through February 28, 2013. The Company has no employment agreements in place with its officers.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 28, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended February 28, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Your Event, Inc. Registrant

Date: April 18, 2013	/s/ Masaya Konishi
Name: Masaya Konishi
Title: Chief Executive Officer, Director