Form 10-Q
period 2013-05-31
Your Event, Inc.
filed 2013-07-22
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

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

As of July 22, 2013, the registrant’s outstanding common stock consisted of 12,360,000 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2013

Part I. Financial Information

Item 1. Financial Statements

Your Event, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	May 31, 2013	August 31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$ 212,392	$ 127,988
Prepaid expense	16,299	34,560
Accounts receivable	783	-
Deposits	3,830	-
Total current assets	233,304	162,548

Fixed assets:
Intangible asset, net accumulated depreciation
of $692	2,868
Furniture and equipment, net
accumulated depreciation of $2,933	44,680	-
Total fixed assets	47,549	-
TOTAL ASSETS	$ 280,853	$ 162,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 13,749	$ 4,100
Accounts payable - related party	6,500	-
Due to former stockholder	524,501	524,501
Due to officer	-	125,818
Convertible note	470,244	-
Loan payable	36,752	-
Interest payable	3,622	-
Total current liabilities	1,055,368	654,419

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	12,360	11,000
authorized, 12,360,000 and 11,000,000 issued and
outstanding as of 5/31/13 and 8/31/12,
Respectively
Additional paid-in capital	395,390	124,750
Deficit accumulated during development stage	(1,182,265)	(627,621)
Total stockholders' equity	(774,515)	(491,871)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 280,853	$ 162,548

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ending May 31, 2013	For the three months ending May 31, 2012	For the nine months ending May 31, 2013	For the nine months ending May 31, 2012	From October 30, 2007 (inception) to May 31, 2013
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Acquisition costs	-	-	-	-	343,484
Accounting fees	3,010	9,500	27,764	72,205	143,013
Advertising	5,000	-	5,000	-	6,054
Operating expenses	141,391	316,618	336,375	342,968	484,650
Operating expenses - related party	19,000	-	54,058	9,559	73,617
Total operating expenses	168,401	326,118	423,197	424,732	1,050,818

Other expenses:
Foreign exchange loss	-	-	207	-	207
Interest expense	2,622	-	6,205	-	6,205
Loss on investment	-	-	125,035	-	125,035
Total other expenses	2,622	-	131,447	-	131,447

Net (Loss)	$ (171,023)	$ (326,118)	$ (554,644)	$ (424,732)	$ (1,182,265)

Weighted average number of common
shares outstanding- basic	11,473,043	11,000,000	11,159,414	11,000,000

Net loss per share	$ (0.01)	$ (0.03)	$ (0.05)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

		For the nine months ending May 31, 2013	For the nine months ending May 31, 2012	From October 30, 2007 (inception) to May 31, 2013
	OPERATING ACTIVITIES
	Net loss	$ (554,644)	$ (424,732)	$ (1,182,265)
	Adjustment to reconcile net loss to net cash
	used by operating activities:
	Changes in operating assets and liabilities:
	Accounts receivable	(783)	-	(783)
	Depreciation	3,625	-	3,625
	Deposits	(3,830)	-	(3,830)
	Prepaid expense	18,260	(53,318)	(16,300)
	Accounts payable	9,649	3,667	13,749
	Accounts payable - related party	6,500	-	6,500
	Accrued expense	-	(5,000)	-
	Interest payable	3,622	-	3,622
	Net cash (used) by operating activities	(517,601)	(479,383)	(1,175,682)

	INVESTING ACTIVITIES
	Purchase of furniture and equipment	(51,173)	-	(51,173)
	Net cash (used) by investing activities	(51,173)	-	(51,173)

	FINANCING ACTIVITIES
	Proceeds from sale of common stock	-	-	15,000
	Due to related party	616,426	-	742,244
	Bank loan	36,752	-	36,752
	Advances from former stockholder	-	477,679	524,501
	Contribution to capital	-	-	120,750
	Net cash provided by financing activities	653,178	477,679	1,439,247

	NET INCREASE IN CASH	84,404	(1,704)	212,392
	CASH - BEGINNING OF THE PERIOD	127,988	2,309	-
	CASH - END OF THE PERIOD	$ 212,392	$ 605	$ 212,392

	SUPPLEMENTAL DISCLOSURES:
	Interest paid	-	-	-
	Income taxes paid	-	-	-
Non-cash transactions	Stock issued for repayment of debt	272,000	-	272,000

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Unaudited Financial Statements

May 31, 2013

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2012 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the periods ended May 31, 2013 and May 31, 2012 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2013, the Company has not recognized any revenues and has accumulated operating losses of $1,182,265 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

May 31, 2013

(Unaudited)

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-50 (“ASC 350-50”), “Intangibles – Goodwill and Other” to determine the method of amortization of its intangible assets. The Company’s intangible assets are capitalized at historical cost and are amortized over their useful lives.

Inventory

The Company is a wholesaler/distributor that receives orders from clients and then places the order needed from the factory supplier. Merchandise is then shipped directly from the factory supplier to the client. Part of the orders are purchased directly by the client upon delivery, with the remainder on consignment.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position and results of operations.

NOTE 5 – RELATED PARTY BALANCES AND TRANSACTIONS

The Company received funding from its former majority stockholder to fund the operating costs of the Company. Advances received from this stockholder amounted to $524,501 as of May 31, 2013. The debt is due upon financial stability and ability to cash flow payments.

An officer of the Company loaned the Company $979,275. In December, 2012, $739,375 of this debt was converted into a Convertible Note due and payable on December 31, 2014. The $240,000 difference in loans were converted under a separate arrangement. Interest on the unpaid principal balance of this Note shall be calculated at the rate of one point five percent (1.5%) per annum with accrued and unpaid interest being payable on the Maturity Date. The Note Holder may elect to convert all or part of the principal of this Convertible Note and any accrued and unpaid interest at any time before December 31, 2014. The conversion price shall be at a price of $0.20 per unregistered restricted common share. The Company has analyzed the Convertible Note for a beneficial conversion feature and found that no beneficial conversion feature should be recognized, as both the stock price on the commitment date and the conversion price are the same.

On April 30, 2013, the Board authorized the conversion of $270,561.34 principal debt and $1,438.66 interest to 1,360,000 restricted common shares of the Company. In addition, the sum of $1,062.35, representing the outstanding interest owed on the December 2012 notes, was paid.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Unaudited Financial Statements

May 31, 2013

(Unaudited)

NOTE 6 – ADJUSTMENT TO PRIOR PERIOD

During the quarter ended November 30, 2012, the Company made an error that recorded the assignment of newly acquired shares to the two officers in order to return the loans from them. Management did not believe this was material to be restated in the prior quarter, and this error has been corrected by debiting the account “Due to Officer” by $240,000 and crediting “Legal fees” by $240,000. The following shows the accounts before and after the adjustment:

Balance Sheet

	As filed for the three months ended November 30, 2012	As adjusted	Difference
Current liabilities:
Loan payable - related party	510,561	270,561	(240,000)
Total current liabilities	1,058,998	818,998	(240,000)

Stockholders equity:
Deficit accumulated during development stage	(1,117,099)	(877,199)	240,000
Total stockholders' equity	(981,349)	(741,349)	240,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	77,649	77,649	-

Statement of Operations

	As filed for the three months ended November 30, 2012	As adjusted	Difference
Expenses:
Operating expenses	341,326	101,326	(240,000)
Total operating expenses	363,426	123,426	(240,000)

Net (loss)	(489,478)	(249,478)	240,000

Net loss per share	(0.04)	(0.02)	0.02

This $240,000 reduction in expense had the effect of reducing operating expenses from $363,426 to $123,426, net loss from $(489,478) to $(249,478) and net loss per share from $(0.04) per share to $(0.02) per share.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Unaudited Financial Statements

May 31, 2013

(Unaudited)

NOTE 7 – SUBSIDIARY

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

NOTE 8 – LOAN PAYABLE

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 22, 2013, the date on which the financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. In this Form 10-Q, the "Company," "we," "us," and "our" refer to Your Event, Inc. unless the context otherwise requires.

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

The company recently entered into a Distribution Agreement with Sanrio, a Japanese company, as their exclusive wholesaler and distributor of Hello Kitty apparel and hard goods that will be sold through a licensing agreement with the Major League Baseball ("MLB") teams, initially in California. The co-branded products are to be approved by MLB and Sanrio, then manufactured by Sanrio. In accordance with the Distribution Agreement, sales of such products are limited to the following retail channels:

a)      Retail stores on the premise of "MLB" ballparks;

b)      Retail stores owned by and directly controlled by MLB;

c)      Online stores directly operated by MLB

The Company’s website is: http://yevn.us

Products

YEVN plans to market and sell Hello Kitty apparel and merchandise at a wide range of retail sales prices. The apparel products consist of:

•         T-Shirts

•         Outerwear

•         Fleece Jackets

•         Adjustable Baseball Caps (baseball caps that are sized, fitted and adjustable)

The Company also plans to market and sell Hello Kitty hard goods that consist of:

•         tote bags

•         coin purses

•         cell phone covers

•         pins

•         ball point pens

•         eyeglass frames

•         plush seat cushions

•         plush dolls

•         keychains

•         stickers, all with the Hello Kitty likenesses.

Distribution Plan

The Company plans to market its products at multiple price points which will open channels of products to a broad range of consumers. The Company has become a licensee and supplier of a brand name product. Management’s strategy is to seek other sports licenses that will enable the Company to offer a range of products targeting different price points and different distribution channels.

The Company’s headquarters in California provide the liaison offices with production orders stating the quantity, quality, delivery time and types of products to be produced. We assist in the negotiation and placement of orders with manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including, but not limited to, quality, availability of production capacity, pricing and ability to meet changing production requirements.

The manufacture of the substantial majority of our products is performed manually. A pattern is used in cutting fabric to panels that are assembled in the factory. All sub-materials are also added at this time. The products are inspected throughout this process to insure that the design and quality specifications of the order are being maintained as the garment is assembled. After pressing, cleaning and final inspection, the product is labeled and ready for shipment.

Our company is solely responsible for all matters pertaining to the conceptual design and development of all merchandise co-branded between Hello Kitty Merchandise and Major League Baseball, however the final approvals on these designs and products lies with Major League Baseball and Sanrio, the Licensors.

As is customary, we have not entered into any long-term contractual arrangements with any vendor or manufacturer. We believe that the production capacity of foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future.

A majority of all finished goods manufactured for us is drop-shipped to our customers and/or distribution facilities or to designated third party facilities for final inspection and allocation. The goods are delivered to our customers by independent shippers. We choose the form of shipment (principally ship, truck or air) based upon a customer’s needs, cost and timing considerations.

Marketing and Distribution

Our products will be sold primarily to sports stores owned and operated by major league baseball teams in the United States. We will initially be selling products to the major league baseball teams in California.

Seasonality

We anticipate that retail sales of our products will be seasonal in nature. Sales of sports apparel will constitute a significant portion of our sales. Since our primary customers will consist of major league baseball teams, we expect during the off-season, we will generate limited revenues as compared to when the baseball season is in session

Competition

We have numerous competitors with respect to the sale of our products, including distributors that import products from abroad and domestic retailers with established foreign manufacturing capabilities. Some of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. In addition, many of these competitors have significantly greater experience than we do in their respective fields. We also compete with vertically integrated manufacturers that also own retail stores. Our retail business competes against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

Employees

The Company has no employees and five Directors, three of whom are also Officers of the Company. Our Officers perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

Properties

Our offices are currently located at 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254. Management believes that its current leased facilities are adequate for its needs through the next twenty-four months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Your Event, Inc.'s Funding Requirements

Management believes the Company will require additional funding to sustain its operations. There is no assurance that we will have sufficient revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will fail, and we shall be forced to cease operations.

Results of Operations for the quarter ended May 31, 2013

Revenues

Since inception on October 30, 2007, the Company has generated no revenues.

During the quarter ended May 31, 2013, the Company had unaudited $212,392 in cash and a prepaid expense of $16,299, accounts receivable of $783, and deposits of $3,830 for a total current assets of $233,304 as compared to audited cash of $127,988 and $34,560 in prepaid expenses for total current assets of $162,548 for the year ended August 31, 2012.

During the three months ended May 31, 2013, the Company had total operating expenses of $168,401, as compared to total operating expenses of $326,118 for the same period last year. The difference in expenses represented operating expenses of $141,391, accounting fees of $3,010 and advertising expenses of $5,000. The net loss for the three months ended May 31, 2013 was $(171,023) versus a net loss of $(326,118) for the same period last year.

During the nine months ended May 31, 2013, the Company had total operating expenses of $423,197, as compared to total operating expenses of $424,732 for the same period last year. The decrease in expenses represented operating expenses of $336,375, accounting fees of $27,764, advertising fees of $5,000 and operating expenses - related party of $54,058. The net loss for the nine months ended May 31, 2013 was $(554,644) versus a net loss of $(424,732) for the same period last year. Since inception on October 30, 2007, the Company has incurred total operating expenses of $1,050,818 and a net loss of $(1,182,265) through the period ended May 31, 2013.

The Company used net cash in operations of $(517,601) and $(1,175,682) during the nine month period ended May 31, 2013 and the period from inception to May 31, 2013, respectively, net cash in investing activities to purchase furniture and equipment of $(51,173) during the nine month period ended May 31, 2013; and generated cash of $653,178 and $1,439,247 from financing activities during the nine month period ended May 31, 2013 and the period from inception to May 31, 2013, respectively. The funds generated from financing activities were from related party financing, advances from a former stockholder and bank loan.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. The Company's need for capital may change dramatically if it can generate revenues from its operations. There are no assurances additional capital will be available to the Company on acceptable terms.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future funding might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

The Company experienced operating losses of $(1,182,265) since its inception on October 30, 2007 through the period ended May 31, 2013. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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

Significant changes in the number of employees

As of May 31, 2013, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of May 31, 2013, the Company had total current assets of $233,304 and total current liabilities of $1,055,368. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to generate revenues or find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any new financing can be obtained to future the Company's business plan.

No officer or director received stock options or other non-cash compensation since the Company's inception through May 31, 2013. The Company has no employment agreements in place with its officers.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of May 31, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended May 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Company's Current Report on Form 8-K, dated June 4, 2013, and filed with the Commission on June 11, 2013, and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2013, the Board authorized the conversion of $270,561.34 principal debt and $2,162.81 interest to 1,360,000 restricted common shares of the Company.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Your Event, Inc. Registrant

Date: July 22, 2013	/s/ Masaya Konishi
Name: Masaya Konishi
Title: Chief Executive Officer, Director