Form 10-K
period 2013-08-31
Your Event, Inc.
filed 2013-12-16
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2013

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53164

Your Event, Inc.

(Exact name of registrant as specified in its charter)

_________________

Nevada	26-1375322
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA	90254
(Address of principal executive offices)	(Zip Code)

310-698-0728

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Large accelerated filer	o	Accelerated filer ☐
Non-accelerated filer	o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 8, 2013, computed by reference to the last sale of $0.70 per-share price quoted on the OTC-BB was $1,288,000.

As of December 16, 2013, there were 23,243,835 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•         inability to raise additional financing for working capital;

•         inability to identify marketing approaches;

•         deterioration in general or regional economic, market and political conditions;

•         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•         adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•         changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•         inability to efficiently manage our operations;

•         inability to achieve future operating results;

•         our ability to recruit and hire key employees;

•         the inability of management to effectively implement our strategies and business plans; and

•         the other risks and uncertainties detailed in this report.

In this form 10-K references to "Your Event", "the Company", "we", "us", and "our" refer to Your Event, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Your Event, Inc., 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254.

PART I

ITEM 1. BUSINESS

History and Organization

At the Company’s inception, Your Event, Inc. focused on becoming an event planning company. Its goal included the planning of corporate events such as conventions, business conferences, and product launches, as well as social events such as weddings, reunions, and anniversaries, and develop and implement a marketing and sales program to sell these event planning services.

Your Event’s management has strategically changed the Company’s business focus. The company has positioned itself to sell and market products under a well-known licensed brand, specifically, Hello Kitty. Your Event signed a Distribution Agreement with Sanrio as their exclusive wholesaler and distributor of Hello Kitty apparel and hard goods that will be sold through the Major League Baseball ("MLB") teams, during the 2013 baseball season, initially in California. Management expects to expand its product line distribution on a national level during the 2014 baseball season. The co-branded products are to be approved and manufactured by Sanrio. Sales of such products are limited to the following retail channels:

a)      Retail stores on the premise of "MLB" ballparks;

b)      Retail stores owned by and directly controlled by MLB;

c)      Online stores directly operated by MLB

Our website is: http://yevn.us

Our Mission

“Our mission is to build a multi-generational fan base.” Our mission is accomplished by assisting professional sports teams in acquiring fans from the younger generation. As these younger fans develop a loyalty to the team, it is anticipated that these young fans eventually pass their team-specific enthusiasm to their children and grandchildren.

Our Business

We plan to market and sell Hello Kitty apparel and merchandise at a wide range of retail sales prices. Our Hello Kitty apparel products consist of:

•         T-Shirts

•         Outerwear

•         Fleece Jackets

•         Adjustable Baseball Caps (baseball caps that are sized, fitted and adjustable)

We also plan to market and sell Hello Kitty hard goods that consist of:

•         tote bags

•         coin purses

•         cell phone covers

•         pins

•         ball point pens

•         eyeglass frames

•         plush seat cushions

•         plush dolls

•         keychains

•         stickers, all with the Hello Kitty likenesses.

Manufacturing and Sourcing

We arrange for the production of products from independent manufacturers located primarily in Shenzen and Shanghai, China.

Our headquarters in California provide the liaison offices with production orders stating the quantity, quality, delivery time and types of products to be produced. We assist in the negotiation and placement of orders with manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including, but not limited to, quality, availability of production capacity, pricing and ability to meet changing production requirements.

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

As is customary, we have not entered into any long-term contractual arrangements with any vendor or manufacturer. We believe that the production capacity of foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. We believe that alternative foreign manufacturers are readily available.

A majority of all finished goods manufactured for us is drop-shipped to our customers and/or distribution facilities or to designated third party facilities for final inspection and allocation. The goods are delivered to our customers by independent shippers. We choose the form of shipment (principally ship, truck or air) based upon a customer’s needs, cost and timing considerations.

Our Pricing Plan

We plan to market our products at multiple price points allowing us to provide products to a broad range of consumers. As a result of our broad distribution platform, we are a licensee and supplier of a premier branded name product. Our strategy is to seek sports licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

Marketing and Distribution

Our products will be sold primarily to sports stores owned and operated by major league baseball teams in the United States and Canada. In addition, our products will be sold through mlb.com. We initially began selling products to the major league baseball teams in California.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any trademarks, patents, or other intellectual property.

We plan to rely on trade secrets, technical know-how, and on-going design development to build and maintain our competitive position. We will take security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to any third parties. These agreements also generally provide that any designs or product development conceived by the individual in the course of rendering services to us shall be our exclusive property.

Research and Development Activities and Costs

Research and Development activities are no applicable to our business model.

Effect of Government Regulation on Business

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations.

Employees

The Company has four employees and seven Directors, two of whom are also Officers of the Company. Our Officers perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

(i) The Company's performance is dependent on the performance of its officers. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. We have limited historical financial information upon which you may evaluate our performance.

We have a limited history and we are subject to all risks inherent in a developing business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered by a development stage company. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, that are in our early stages of development. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

2. As we have recognized LIMITED revenues since our inception, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Form 8-K have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended August 31, 2013. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. If we plan to seek additional funds through private placements of our common stock, you may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues to cover our costs or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

3. The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We will be dependent on sales of licensed product for a substantial portion of our revenues. In order to maintain our licensing agreements we need to make periodic payments and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products. If we do not satisfy these requirements, a licensor usually will have the right to terminate our license. Even if we comply with all the terms of a license agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain our license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

4. Our success is dependent on the strategies and reputation of our licensors

Our business strategy is to offer our products on a multiple price point basis. As a part of this strategy, we licensed the names and brands of a recognized company and designer. In entering into this license agreement, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as licensed products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

5. We have significant customer concentration, and the loss of one of our large customers could adversely affect our business.

We expect the MLB teams to be our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, increase the use of their own private label brands, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.

6. The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a material adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear, and other apparel tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects may affect consumer-spending habits and could have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has, at times, caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

7. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins.

The apparel business is highly competitive. We have numerous competitors with respect to the sale of apparel, including distributors that import apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated apparel manufacturers that also own retail stores. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

8. Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands.

Fluctuations in the price, availability and quality of raw materials used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials and manufacturing capacity. Raw materials are vulnerable to adverse climate conditions, animal diseases and natural disasters that can affect the supply and price of raw materials. We may not be able to pass on all or any portion of higher material prices to our customers. Any raw material price increase or increase in costs related to the transport of our products (primarily petroleum costs) could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices, favorable sourcing agreements or new manufacturing technologies (which enable manufacturers to produce goods on a more cost-effective basis) we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.

9. Our business is highly seasonal and our results of operations will most likely suffer during the baseball off-season.

Retail sales of baseball apparel have traditionally been seasonal in nature. Sales of baseball apparel and hard good will constitute a significant portion of our sales. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, competitive factors, weather and general economic conditions.

10. If new legislation restricting the importation or increasing the cost of textiles and apparel produced abroad is enacted, our business could be adversely affected.

Legislation that would restrict the importation or increase the cost of textiles and apparel produced abroad has been periodically introduced in Congress. The enactment of new legislation or international trade regulation, or executive action affecting international textile or trade agreements, could adversely affect our business. International trade agreements that can provide for tariffs and/or quotas can increase the cost and limit the amount of product that can be imported.

China’s accession agreement for membership in the World Trade Organization provides that member countries, including the United States, may impose safeguard quotas on specific products. We are unable to assess the potential for future action by the United States government with respect to any product category in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Future action by the United States in response to a disruption in its apparel markets could limit our ability to import apparel and increase our costs.

11. The effects of war, acts of terrorism or natural disasters could adversely affect our business and results of operations.

The continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States economy. Any further acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. In addition, these types of events could result in increases in energy prices or a fuel shortage, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

12. Our management controls a large block of our common stock that will allow them to control the Company.

As of December 16, 2013, our officers and directors owned approximately 36% of our outstanding common stock. As a result, our officers/directors, along with the few of the major shareholders, will have the ability to control substantially all matters submitted to our stockholders for approval including:

a)      election of our board of directors;

b)      removal of any of our directors;

c)      amendment of our Articles of Incorporation or bylaws; and

d)     adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our officers and directors have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company’s common stock and will have minority voting rights. Investors will not have the ability to control either a vote of the Company’s Shareholders or Board of Directors.

RISK FACTORS RELATING TO OUR COMMON STOCK

13. ALTHOUGH OUR STOCK IS QUOTED ON THE OTC-BULLETIN BOARD A LIMITED trading market HAS DEVELOPED FOR OUR STOCK AND purchasers of our securities may have difficulty selling their shares.

Although our stock is quoted on the OTC-Bulletin Board, few trades in our stock have taken place, to-date, and an active trading market in our securities may not develop, or if developed, may not be sustained. If no active market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if no trading develops, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

14. Future sales of shares by existing Controlling stockholders could cause our stock price to decline. FURTHER, Certain shares of our common stock are restricted from immediate resale.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 16, 2013, we have 23,243,835 common shares issued and outstanding. Our officers/directors own 8,350,000 common shares. If in the future, if they decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

The 8,350,000 shares of common stock, owned by our officers/directors are restricted from immediate resale in the public market. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

15. We have never declared dividends on our common stock and do not plan to do so in the foreseeable future.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

16. Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

17. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of August 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

18. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company’s stock is currently quoted on the OTC-Bulletin Board with no trading activity to date; therefore, the stock will has a trading price of less than $5.00 per share and is subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 1601 Pacific Coast Highway Suite 250, Hermosa Beach, CA 90254. Management believes that its current leased facilities are not adequate for its needs and that management is looking for another office location to accommodate its administrative operations on commercially reasonable terms, although there can be no assurances in this regard.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Your Event Common Stock, $0.001 par value, is quoted on the OTC-Bulletin Board under the stock symbol: YEVN.

There are limited trades of the Company’s stock, there are no assurances that an active market will ever develop for the Company's stock.

Year ended August 31, 2013	High	Low
First Quarter	$0.19	$0.13
Second Quarter	$0.20	$0.20
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.30	$0.20

Year ended August 31, 2012	High	Low
First Quarter	$0.20	$0.20
Second Quarter	$0.20	$0.20
Third Quarter	$0.30	$0.25
Fourth Quarter	$0.19	$0.13

(b) Holders of Common Stock

As of December 16, 2013, there were approximately thirty (30) holders of record of our Common Stock and 23,243,835 shares issued and outstanding.

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

(e) Recent Sales of Unregistered Securities

In December 2012, Mr. Gaku Uehara, director and officer of the Corporation, loaned the Corporation the sum of $739,374.73, at a conversion factor of $0.20 per restricted common share. Mr. Uehara agreed, that in the best interest of the Corporation, to exchange some of this debt for stock in the Corporation. The Board of Directors authorized $270,561.34 principal debt and $2,162.81 interest to be converted into 1,360,000 restricted shares of common stock in the Corporation and issued to Mr. Masatoshi Suga.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

Mr. Uehara, as an officer of the Company has a long-term pre-existing business relationship with the Company. We did not engage in any form of general solicitation or general advertising in connection with this transaction. Mr. Uehara was provided access to all material information, which he requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. Mr. Uehara acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. He understood the ramifications of his actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

On April 30, 2013, the Board authorized the conversion of $270,561.34 principal debt and $1,438.66 interest to 1,360,000 restricted common shares of the Company.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

On July 31, 2013 the Company issued 500,000 unregistered restricted stock to one shareholder pursuant to a Regulation S offering for cash of $100,000.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2013 or August 31, 2012.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Results of Operations for the quarter ended August 31, 2013

Since inception on October 30, 2007, the Company has generated $138,583 in revenues.

During the fiscal year ended August 31, 2013, the Company had $101,484 in cash, prepaid expense of $6,764, accounts receivable of $138,563, inventory of $86,494 and deposits of $4,322 for total current assets of $337,627 as compared to cash of $127,988 and $34,560 in prepaid expenses for total current assets of $162,548 for the year ended August 31, 2012.

During the fiscal year ended August 31, 2013, the Company had total operating expenses of $726,713, as compared to total operating expenses of $486,339 for the same period last year. The increase in expenses represented operating expenses of $607,099, accounting fees of $40,056, advertising fees of $6,000 and operating expenses - related party of $73,558. The net loss for the fiscal ended August 31, 2013 was $(727,850) as compared to a net loss of $(486,339) for the same period last year. The Company’s net and operating expenses increased based on building its infrastructure and moving its operations from Japan to the U.S.

The Company used net cash in operations of $662,936 and $1,321,017 during the twelve month period ended August 31, 2013 and the period from inception to August 31, 2013, respectively, used net cash in investing activities of $298,802 during the twelve month period ended August 31, 2013; and generated cash of $935,234 and $1,721,303 from financing activities during the twelve month period ended August 31, 2013 and the period from inception to August 31, 2013, respectively. The funds generated from financing activities were from related party financing, advances from an office, from a former stockholder and a bank loan.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. There are no assurances additional capital will be available to the Company on acceptable terms.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future funding might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

The Company experienced operating losses of $(1,355,471) since its inception on October 30, 2007 through the period ended August 31, 2013. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 3.)

Liquidity and Capital Resources

As of August 31, 2013, the Company had total current assets of $337,627, total current liabilities of $221,887. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Management has been seeking outside funding for the Company with little success. The current economic downturn has made it difficult to find new capital sources for the Company. No assurances can be given that any new financing can be obtained to further the Company's business plan. No officer or director received stock options or other non-cash compensation since the Company's inception through August 31, 2013.

Future Financings

We anticipate continuing to rely on loans from one of our officers and/or equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not plan any product research nor development, based on our current business operations.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of December 16, 2013, we had four employees and two officers. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Financial Statements of Your Event:	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of August 31, 2013 and August 31, 2012	F-2
Consolidated Statements of Operations for year ended August 31, 2013, August 31, 2012 and the Period From October 30, 2007 (Inception) to August 31, 2013	F-3
Consolidated Statement of Stockholders' Deficit for the Period From October 30, 2007 (Inception) to August 31, 2013	F-4
Consolidated Statement of Cash Flows for year ended August 31, 2013, August 31, 2012 and the Period From October 30, 2007 (Inception) to August 31, 2013	F-5
Consolidated Notes to the Financial Statements	F-6

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Your Event, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Your Event, Inc. (A Development Stage Company) as of August 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the one year period ended August 31, 2013. Your Event, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from October 30, 2007 (date of inception) to August 31, 2012 were audited by other auditors whose report dated November 29, 2012 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Your Event, Inc. (A Development Stage Company) as of August 31, 2013 and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 and since inception on October 30, 2007 through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at August 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 15, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Your Event, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2013	August 31, 2012
ASSETS
Current assets:
Cash	$ 101,484	$ 127,988
Prepaid expense	6,764	34,560
Accounts receivable	138,563	-
Inventory	86,494
Deposits	4,322	-
Total current assets	337,627	162,548

Fixed assets:
Intangible asset, net accumulated depreciation
of $1,048	3,571	-
Furniture and equipment, net
accumulated depreciation of $5,629	48,554	-
Total fixed assets	52,125	-
TOTAL ASSETS	$ 389,752	$ 162,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 208,711	$ 4,100
Due to former stockholder	-	524,501
Due to officer	-	125,818
Convertible note	-	-
Loan payable	13,176	-
Interest payable	-	-
Total current liabilities	221,887	654,419

Long-term liabilities:
Loan payable	20,333	-
Total long term liabilities	20,333	-
Total liabilities	242,220	654,419

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	23,244	11,000
authorized, 23,243,835 and 11,000,000 issued and
outstanding as of 8/31/13 and 8/31/12,
respectively
Prepaid consulting fees paid in common stock	(1,209,314)	-
Additional paid-in capital	2,689,073	124,750
Deficit accumulated during development stage	(1,355,471)	(627,621)
Total stockholders' equity	147,532	(491,871)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 389,752	$ 162,548

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the year ending August 31, 2013	For the year ending August 31, 2012	From October 30, 2007 (inception) to August 31, 2013
Revenue	$ 138,563	$ -	$ 138,563
Cost of goods sold	76,032	-	76,032
Gross profit	62,531	-	62,531

Expenses:
Acquisition costs	-	343,484	343,484
Accounting fees	40,056	78,439	102,505
Advertising	6,000	-	7,054
Operating expenses	607,099	54,857	818,733
Operating expenses - related party	73,558	9,559	82,558
Total operating expenses	726,713	486,339	1,354,334

Other income and expenses:
Foreign exchange gain/(loss)	68,935	-	68,935
Interest income/(expense)	(7,568)	-	(7,568)
(Loss) on investment	(125,035)	-	(125,035)
Total other expenses	(63,668)	-	(63,668)

Net (Loss)	$ (727,850)	$ (486,339)	$ (1,355,471)

Weighted average number of common
shares outstanding- basic	11,562,761	11,000,000

Net loss per share	$ (0.06)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

							Deficit
							Accumulated
						Additional	During	Total
	Preferred Stock		Common Stock		Prepaid fees paid	Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	for stock	Capital	Stage	Equity
Inception, October 30, 2007	-	-	-	-	-	-	-	-

October 30, 2007, Founders initial investment, $0.001 per share	-	-	10,000,000	10,000		-	-	10,000

December 3, 2007, Contributed capital	-	-	-	-		200	-	200

June 30, 2008, Shares issued for cash at $0.005 per share	-	-	1,000,000	1,000		4,000	-	5,000

Net (loss)	-	-	-	-		-	(13,227)	(13,227)

Balance, August 31, 2008 (Restated)	-	-	11,000,000	11,000	-	4,200	(13,227)	1,973

February 27, 2009, Contributed capital	-	-	-	-		2,500	-	2,500

August 1, 2009, Contributed capital	-	-	-	-		10,000	-	10,000

Net (loss)	-	-	-	-		-	(29,283)	(29,283)

Balance, August 31, 2009 (Restated)	-	-	11,000,000	11,000	-	16,700	(42,510)	(14,810)

November 24, 2009, Contributed capital	-	-	-	-		5,000	-	5,000

December 9, 2009, Contributed capital	-	-	-	-		550	-	550

January 11, 2010, Contributed capital	-	-	-	-		2,500	-	2,500

April 2, 2010, Contributed capital	-	-	-	-		100,000	-	100,000

Net (loss)	-	-	-	-		-	(17,828)	(17,828)

Balance, August 31, 2010	-	-	11,000,000	11,000	-	124,750	(60,338)	75,412

Net (loss)	-	-	-	-		-	(80,944)	(80,944)

Balance, August 31, 2011	-	-	11,000,000	11,000	-	124,750	(141,282)	(5,532)

Net (loss)	-	-	-	-		-	(486,339)	(486,339)

Balance, August 31, 2012	-	-	11,000,000	11,000	-	124,750	(627,621)	(491,871)

April 30, 2013, shares issued for debt conversion	-	-	1,360,000	1,360		270,640	-	272,000

July 31, 2013, shares issued pursuant to Reg. S offering	-	-	500,000	500		99,500	-	100,000

August 30, 2013, shares issued for debt conversion	-	-	6,000,000	6,000	(1,209,314)	94,710	-	(1,081,514)

August 30, 2013, shares issued for debt conversion	-	-	4,383,835	4,384		2,099,473	-	2,103,857

Net (loss)	-	-	-	-		-	(727,850)	(754,940)

Balance, August 31, 2013	-	-	23,243,835	23,244	(1,209,314)	2,689,073	(1,355,471)	147,532

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the year ending August 31, 2013	For the year ending August 31, 2012	From October 30, 2007 (inception) to August 31, 2013
OPERATING ACTIVITIES
Net loss	(727,850)	(486,339)	(1,355,471)
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Depreciation and amotization	6,677	-	6,677
Amortization of prepaid stock compensation	118,486	-	118,486
Foreign exchange gain	(69,400)	-	(69,400)
Changes in operating assets:
Decrease (increase) in accounts receivable	27,796	-	27,796
Decrease (increase) in accounts receivable	(138,563)	-	(138,563)
Decrease (increase) in deposits	(86,494)	-	(86,494)
Decrease (increase) in inventory	(4,322)		(4,322)
Decrease (increase) in prepaid expense	-	(33,901)	(33,901)
Changes in operating liabilities:
Increase (decrease) in accounts payable	203,546	600	206,987
Increase (decrease) in accrued interest payable	7,188	(5,000)	7,188
Net cash (used) by operating activities	(662,936)	(524,640)	(1,321,017)

INVESTING ACTIVITIES
Purchase of intangible assets	(4,619)	-	(4,619)
Purchase of fixed assets	(54,183)	-	(54,183)
Repurchase of treasury stock	(240,000)	-	(240,000)
Net cash (used) by investing activities	(298,802)	-	(298,802)

FINANCING ACTIVITIES
Proceeds from due to former stockholder	-	524,501	524,501
Repayments for due to former stockholder	(51,733)	-	(51,733)
Proceeds from due to officer	862,226	125,818	988,044
Repayments for due to officer	(8,768)	-	(8,768)
Proceeds from notes payable	40,000	-	40,000
Repayments of notes payable	(6,491)	-	(6,491)
Proceeds from sale of common stock	100,000	-	115,000
Contribution to capital	-	-	120,750
Net cash provided by financing activities	935,234	650,319	1,721,303

NET INCREASE IN CASH	(26,504)	125,679	101,484
CASH - BEGINNING OF THE PERIOD	127,988	2,309	-
CASH - END OF THE PERIOD	101,484	127,988	101,484

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Stock payable	-	-	-
Non-cash transactions:
Amortization of prepaid stock compensation	118,486	-	118,486

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

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

Revenue and Cost Recognition

The Company recognizes revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Inventory

The Company is a wholesaler/distributor that receives orders from clients and then places the order needed from the factory supplier. Merchandise is then shipped directly from the factory supplier to the client. A portion of the orders are purchased directly by the client upon delivery, with the remainder on consignment.

Fixed Assets

Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

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

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

Calculation of net loss per share is as follows:

	Year ended August 31,
	2013	2012
Net loss	$ (727,850)	$ (486,339)
Weighted average common shares	11,562,761	11,000,000
Basic loss per share	$ (0.06)	$ (0.04)

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the years ended August 31, 2013 and 2012.

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

Advertising

Advertising is expensed when incurred. Advertising expenses of $6,000 were incurred during the year ended August 31, 2013, as compared to none for the year ended December 31, 2012.

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

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(1,355,471) for the period from October 30, 2007 (inception) to August 31, 2013. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Preferred Stock

There are no issued shares of preferred stock as of August 31, 2013 and 2012.

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

NOTE 4. STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

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

An officer of the Company loaned the Company $979,275. In December 2012, $739,375 of this debt was converted into a Convertible Note due and payable on December 31, 2014. The $240,000 difference in loans were converted under a separate arrangement. Interest on the unpaid principal balance of this Note shall be calculated at the rate of one point five percent (1.5%) per annum with accrued and unpaid interest being payable on the Maturity Date. The Note Holder may elect to convert all or part of the principal of this Convertible Note and any accrued and unpaid interest at any time before December 31, 2014. The conversion price shall be at a price of $0.20 per unregistered restricted common share. The Company has analyzed the Convertible Note for a beneficial conversion feature and found that no beneficial conversion feature should be recognized, as both the stock price on the commitment date and the conversion price are the same.

On April 30, 2013, the Board authorized the conversion of $270,561.34 principal debt and $1,438.66 interest to 1,360,000 restricted common shares of the Company. In addition, the sum of $1,062.35, representing the outstanding interest owed on the December 2012 notes, was paid.

On July 31, 2013 the Company issued 500,000 unregistered restricted stock to one shareholder pursuant to a Regulation S offering for cash of $100,000.

On August 2, 2013 the Company underwent a change of control of ownership whereby the existing controlling shareholders collectively sold their ownership of 5,868,993 restricted common shares to an unaffiliated shareholder, in a private transaction, that amounted to $1,173,798.60.

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

NOTE 4. STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

On August 30, 2013, Your Event, Inc. (the “Company” or the “Registrant”) issued 6,000,000 unregistered restricted shares of common stock to three shareholders of Infinity Holdings, a Japanese Company, to satisfy a debt obligation between the Company and Infinity Holdings. On March 20, 2013, the Corporation entered into a Business Consulting Agreement with Infinity Holdings, a Japanese company. Pursuant to the terms of the Agreement the Corporation is obligated to pay Infinity One Million Two Hundred Thousand ($1,200,000) Dollars. Infinity Holdings agreed to take this payment in the form of stock in the Corporation. The Board of Directors approved the issuance of 6,000,000 restricted shares to satisfy this obligation with Infinity Holdings. Further to this agreement, Infinity Holdings has a stock option to purchase 2,000,000 restricted shares of common stock at an exercise price of $1.00 per share at any time during the five years from the date of execution of the agreement. The Company has used Black-Scholes calculations, with inputs as follows:

Stock Volatility at 80%

Exercise Price at $1.00

Market Price at $0.20

On August 30, 2013, the Company issued 2,020,000 unregistered restricted shares of common stock to Gaku Uehara in exchange for the forgiveness of a $468,713 debt the Company owed to Mr. Uehara. Mr. Uehara has agreed to tender the original note, marked paid and satisfied, upon the issuance of Company's shares.

On August 30, 2013, the Company issued 2,363,835 unregistered restricted shares of common stock to satisfy a debt obligation of $472,767 between the Company and Infinity Holdings. The debt holder agreed to tender their original note, marked paid and satisfied, upon the issuance of Your Event shares.

There were no other issuances of common or preferred stock or equivalents since October 30, 2007 (inception) through August 31, 2013. The Company had 12,360,000 and 11,000,000 common shares issued and outstanding as of August 31, 2013 and 2012.

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

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

NOTE 5. CONTRIBUTED CAPITAL

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

NOTE 6. RELATED PARTY TRANSACTIONS

The Company received funding from its former majority stockholder to fund the operating costs of the Company. Advances received from this stockholder amounted to $0 and $524,501 as of August 31, 2013 and 2012, respectively. The debt is due upon financial stability and ability to cash flow payments. Management considers full amount owed noncurrent as of August 31, 2013.

The Company had a balance due to an officer of $0 and $125,818 as of August 31, 2013 and 2012, respectively.

During the year ended August 31, 2012, the office space had been provided without charge by Infinity, which was the former major shareholder of the Company until its common shares were sold on August 1, 2012. Prior to this, office services were provided without charge by a former director.

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

NOTE 6. RELATED PARTY TRANSACTIONS (Continued)

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

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

NOTE 6. RELATED PARTY TRANSACTIONS (Continued)

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

An officer of the Company loaned the Company $979,275. In December 2012, $739,375 of this debt was converted into a Convertible Note due and payable on December 31, 2014. The $240,000 difference in loans were converted under a separate arrangement. Interest on the unpaid principal balance of this Note shall be calculated at the rate of one point five percent (1.5%) per annum with accrued and unpaid interest being payable on the Maturity Date. The Note Holder may elect to convert all or part of the principal of this Convertible Note and any accrued and unpaid interest at any time before December 31, 2014. The conversion price shall be at a price of $0.20 per unregistered restricted common share. The Company has analyzed the Convertible Note for a beneficial conversion feature and found that no beneficial conversion feature should be recognized, as both the stock price on the commitment date and the conversion price are the same.

On April 30, 2013, the Board authorized the conversion of $270,561.34 principal debt and $1,438.66 interest to 1,360,000 restricted common shares of the Company. In addition, the sum of $1,062.35, representing the outstanding interest owed on the December 2012 notes, was paid.

On August 30, 2013, the Company issued 6,000,000 unregistered restricted shares of common stock to three shareholders of Infinity Holdings, a Japanese Company, to satisfy a debt obligation between the Company and Infinity Holdings. On March 20, 2013, the Corporation entered into a Business Consulting Agreement with Infinity Holdings, a Japanese company. Pursuant to the terms of the Agreement the Corporation is obligated to pay Infinity One Million Two Hundred Thousand ($1,200,000) Dollars [One Hundred and Twenty Million (¥120,000,000) Yen]. Infinity Holdings agreed to take this payment in the form of stock in the Corporation. The Board of Directors approved the issuance of 6,000,000 restricted shares to satisfy this obligation with Infinity Holdings.

Also on August 30, 2013, the Company issued 2,020,000 unregistered restricted shares of common stock to Gaku Uehara in exchange for the forgiveness of a $468,713 debt the Company owed to Mr. Uehara. Mr. Uehara has agreed to tender the original note, marked paid and satisfied, upon the issuance of Company's shares. Further, the Company issued 2,363,835 unregistered restricted shares of common stock to satisfy a debt obligation of $472,767 between the Company and Infinity Holdings. The debt holder agreed to tender their original note, marked paid and satisfied, upon the issuance of Your Event shares.

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

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

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total 0%

Income tax benefits as of August 31, 2013 and August 31, 2012, are calculated as follows:

	Year ended August 31,
	2013	2012
Book loss	$ (727,850)	$ (486,339)
Less: book depreciation	-	-
Add: tax depreciation	-	-
Net loss	(727,850)	(486,339)
Effective tax rate	35%	35%
Tax benefit	254,748	170,219
Valuation allowance	(254,748)	(170,219)
	$ -	$ -

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

NOTE 7. PROVISION FOR INCOME TAXES

During the year ended August 31, 2013, the Company recorded a valuation allowance of $(254,748), as compared to $(170,219) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the years ended August 31, 2013 and 2012. The net operating loss (the “NOL”) for the year ended August 31, 2013 will expire in 2033 and for the year ended August 31, 2012 will expire in 2032.

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

Your Event, Inc.

(A Development Stage Company)

Consolidated Notes to Financial Statements

NOTE 11. SUBSIDIARY

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

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 16, 2013, the date on which the financial statements were available to be issued.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending August 31, 2013 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1)      lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended August 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Name	Age	Position & Offices Held Appointed On

June Tsukamoto	67	Chairperson October 16, 2012
Takahito Yasuki	65	CEO, CFO, Director October 16, 2012
Noboru Okuda	48	Secretary, Director August 30, 2013
Kioko Tsukamoto	40	Director August 30, 2013
Aiki Kobayashi	49	Director August 30, 2013
Fumio Sebata	48	External Director August 30, 2013
Yasuo Matsuo	61	External Director August 30, 2013

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity. The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Set forth below is a brief description of the background and business experience of our sole officer and director.

June Tsukamoto, Chairperson

2001: Resigned from Mitsutomo International, Inc.

1995: Was appointed Chairperson and Executive Director of Mitsutomo International, Inc.

1986: Incorporated Mitsutomo, Inc. and was appointed President

1979: Incorporated KJ International, Inc.

Education

1964: Graduated from Nile C Kinnick High School, entered Sophia University in Japan, studied International Comparative Literature.

Takahito Yasuki, CEO, CFO, Director

2003 - Present: Incorporated PLAYPHONE, Inc., a mobile social game developing company in San Jose. He accepted a position as a Director on the Board of Directors and continues to hold the Director position until the present.

2001: Folded ROMSTAR, Inc.

1984 - 2001: Incorporated ROMSTAR, Inc., (Game selling company) in California and assumed the President position.

Education

Once studied at Osaka University of Commerce

Noboru Okuda, Secretary, Director

April, 2011 - Present, Director, C Five Holdings, Pte. Ltd., Director

President January, 2011 – Present, C Five Management, Inc.

November, 2010 - Present, STS Singapore, Ltd., President

May, 2009 – Present, Initia Star Asset Management, Inc., President

October, 2008 – May, 2011, STS Travel Inc. (Present: STS Inc.), President

2006 – 2007, Solid Acoustics Co., Ltd., President

2005 – 2008, Solid Human Technologies Inc., Chairman (Present: SHT Co., Ltd.)

2004 – 2005, NEXTGATE Inc., President

2001 – 2004, WebCAT Co., Ltd., President

1998 - 2000, NAC Communications Inc., Chairman

1995 - 1998, Astro Inc. / Be-Tech Inc. Vice President, President

1989 – 1995, NIKKO Commercial, Inc. (Present: JALUX Inc.)

1986 – 1989, Kokusai Kogyo Co., Ltd.

Education

Tokyo Institute of Tourism (Professional College), Shinjuku ward Tokyo

Graduated School March, 1986

Tokyo Metropolitan Chitosegaoka High School, Setagaya ward Tokyo

Graduated School March, 1983

Kioko Tsukamoto, Director

2007-Present COO EXAMU Inc.(Tokyo, Japan)

2003 - 2006 Universal Music K.K. (Tokyo, Japan) Secretary to Managing Director of domestic division.

2002- 2010 Apple Computer Japan Co., Ltd. (Tokyo, Japan) Administrative Assistant

Personal assistant to a marketing manager.

1995 - 2002 G.P.M. Production Co., Ltd. (Tokyo, Japan) Secretary/ PR Assistant/ President.

Education

1991- 1995 Toyo Eiwa University Major in Social Sciences, Japan

Aiki Kobayashi, Director

2007- Present, CEO of Million Win Investment Ltd (Hong Kong), Japanese junket services at 11F Galaxy Star World(Macau VIP Club) &Wynn Resort Hotel(Gold Moon Club).

2005-2007, General Manager of Macau Resort Ltd., Japanese junket services at Galaxy Waldo(Carnival Club) & Galaxy grand Waldo(Sino VIP Club)

1999-2004, CEO of Shinwa Finance (Consumer Finance)

1991-1999, CEO of Oriental Homes (Developer & Sales of Real Estate In Including House & Land Etc.)

1989-1991, Sales Manager of Toyo Fudosan Co Ltd (Sales of Real Estate In Including House & Land Etc.)

1983-1988, Sales of TV PR of San Crieat Co Ltd (TV PR Production)

Education

1983. Graduated TOHO Gakuen (TV Producing Program), Japan

1981. Graduated IKUTA HIGASHI High School in Kanagawa, Japan

Fumio Sebata, External Director

December, 2001 - Present, Incorporated ADNESS Co, Ltd. in Tokyo and was appointed President/CEO

February, 2007 - Present Incorporated Adness Entertainment (in Los Angeles) and was appointed President/CEO.

Education

March, 1983 Graduated from Ashikaga Gakuen High School

Yasuo Matsuo, External Director

2008 – Present Viajes Japon, Mexico City, Mexico

1988 – 2007 Matsuo Corporation, Osaka, Japan

1981 – 1987 Cloverway, Inc. Long Beach, CA, U.S.A.

1974 – 1981 Adness Entertainment, LLC, Los Angeles, CA, U.S.A.

Education

Kyoto University of Foreign Studies, Kyoto, Japan. Spanish Major, graduated in 1974.

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

Board of Directors

Our board of directors currently consists of seven members. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Your Event Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Your Event shares, unless the transaction is approved by Your Event's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Your Event

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended August 31, 2013, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the year end August 31, 2013. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2013 and 2012.

Your Event Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Dec. 31,	($)	($)	($)	($)	($)

June Tsukamoto	Chairperson	2013	0	0	0	0	0
Appointed 10/16/12		2012	0	0	0	0	0
					0	0

Takahito Yasuki Appointed 10/16/12	Director/CEO/CFO	2013	0	0	0	0	0
		2012	0	0	0	0	0

Noboru Okuda Appointed 08/30/13	Director/Secretary	2013	0	0	0	0	0

We do not maintain key-man life insurance for our executive officers/directors. At this time, we do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end August 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

We did not have any outstanding equity awards as of August 31, 2013 or August 31, 2012.

Option Exercises for Fiscal 2013

There were no options exercised by our named executive officers in fiscal 2013 or 2012.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officers, which would in any way result in payments to such officer(s) because of their resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in their responsibilities following a change in control.

Director Compensation

Our directors were not paid any compensation during the fiscal year ending August 31, 2013 or August 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 16, 2013 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60-days after December 16, 2013 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Your Event's common stock.

With the exception of Infinity Holdings, Inc., we do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Infinity Holdings has a stock option to purchase two (2) million restricted shares of Your Event (exercise price of $1.00) at any time during the next five years.

Name of Beneficial Owner and Position	Title of Class	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)
June Tsukamoto (2) Chairperson	Common	3,300,000	14.2%
Takahito Yasuki CEO/CFO/Director	Common	0	0%
Noboru Okuda(3) Secretary/Director	Common	1,500,000	6.4%
Kioko Tsukamoto Director		600,000	2.6%

Aiki Kobayashi(4) Director	Common	1,350,000	5.6%

Fumio Sebata External Director	Common	1,500,000	6.4%
Yasuo Matsuo External Director	Common	1,000,000	4.5%
Yoshiharu Uchida(5)
Shareholder	Common	5,868,993	25.2%
Billion Sino (Asia) Ltd. (6) Shareholder	Common	1,651,007	7.1%
Gaku Uehara(7)
Shareholder	Common	1,520,000	6.5%
Tooru Sugino
Shareholder	Common	2,000,000	8.6%
Directors and Officers as a Group
(7 Persons)	Common	9,250,000	39.7%

1)       Percent of Class is based on 23,243,835 common shares issued and outstanding.

2)       The number of shares does not include 600,000 common shares owned by Junko Top, the daughter of June Tsukamoto. Note, Kioko Tsukamoto, is the daughter of June Tsukamoto.

3)       Noboru Okuda, is President of C-Five Management, that beneficially owns 1,500,000 shares of Your Event.

4)       Aiki Kobayashi is an owner of Million Win Investments, a former Your Event shareholder, before they transferred their shares to their affiliated company Billion Sino that owns 1,651,007, shares not included in

5)       Mr. Kobayashi ownership numbers.

6)       Yoshiharu Uchida, 2-26-25 Kasuga-cho Nerima-Ward, Tokyo, Japan.

7)       Billion Sino, Unit 1006, 10F, Carnarvon Plaza, 20 Carnarvon Road Tsimshatsui, Kowloon, Hong Kong, P.R.C.

8)       Choi Sio Man, CEO of Billion Sino is beneficial owner who has the ultimate voting control over the shares held this entity.

9)       Gaku Uehara, 5-18-7 Nishi Ogikita, Suginami-Ku, Tokyo, Japan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company received funding from its former majority stockholder to fund the operating costs of the Company. Advances received from this stockholder amounted to $0 and $524,501 as of August 31, 2013 and 2012, respectively. The debt is due upon financial stability and ability to cash flow payments. Management considers full amount owed noncurrent as of August 31, 2013.

The Company had a balance due to an officer of $0 and $125,818 as of August 31, 2013 and 2012, respectively. The funds were used to incorporate a wholly-owned subsidiary, YEVN JAPAN, Inc., in Japan on September 3, 2012.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending August 31, 2013 and Somerset CPAs, P.C. served as our principal independent public auditors for the year ended August 31, 2012. Aggregate fees billed to us for the years ended August 31, 2013 and August 31, 2012 for audit fees were as follows:

	For Year Ended August 31,	For the Year Ended August 31
	2013	2012
(1) Audit Fees (1)	$20,000	$26,240
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees	-	$343,484

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending August 31, 2013, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	SB-2	3.1	01/18/08
3.2	By-laws as currently in effect	SB-2	3.2	01/18/08
10.1	Lock-up Agreement of Common shares dated 01/15/2008	S-1	10.1	03/04/08
10.2	Consulting Agreement between Your Event and Tsukamoto and Associates, dated October 18, 2012	8-K	10.2	10/23/12
10.3	Business Consulting Agreement between Your Event and Infinity Holdings effective March 20, 2012	8-K	10.3	03/25/13
10.4	Distribution Agreement between Your Event and Sanrio, dated June 4, 2013	8-K	10.4	06/11/13
10.5	Apparel License Agreement between Your Event and MLB	8-K	10.5	06/11/13
10.6	Hard Goods License Agreement between Your Event and MLB	8-K	10.6	06/11/13
23.1	Consent of Seale and Beers CPAs of August 31, 2013 financial statements	X
31.1	Certification of Principal Executive and Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act
101	*

The following materials from this Annual Report on Form 10-K for the year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language).

1)        Balance Sheets at August 31, 2013 and August 31, 2012.

2)        Statements of Operations for the years ending August 31, 2013, August 31, 2012, and the period from inception to August 31, 2013.

3)        Statement of Stockholders’ Deficit for the period from inception to August 31, 2013.

4)        Statements of Cash Flows for the years ending August 31, 2013, August 31, 2012 and the period from inception to August 31, 2013.

5)        Notes to the financial statements.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hermosa Beach, State of California.

Your Event, Inc. Registrant

Date: December 16, 2013	/S/ Takahito Yasuki
Name: Takahito Yasuki
Title: President, Director Principal Executive Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ June Tsukamoto (June Tsukamoto)	Chairperson	Dec. 16, 2013

/S/ Takahito Yasuki (Takahito Yasuki)	Director, CEO, CFO (Principal Executive Officer) (Principal Financial Officer)	Dec. 16, 2013

/S/ Noboru Okuda (Noboru Okuda)	Director & Secretary	Dec. 16, 2013

/S/ Kioko Tsukamoto (Kioko Tsukamoto)	Director	Dec. 16, 2013

/S/ Aiki Kobayashi (Aiki Kobayashi)	Director	Dec. 16, 2013

/S/ Fumio Sebata (Fumio Sebata)	External Director	Dec. 16, 2013

/S/ Yasuo Matsuo (Yasuo Matsuo)	Director	Dec. 16, 2013