Form 10-Q
period 2013-11-30
Your Event, Inc.
filed 2014-01-14
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

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

As of January 13, 2014, the registrant’s outstanding common stock consisted of 24,243,850 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2013

Your Event, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30, 2013	August 31, 2013
ASSETS
Current assets:
Cash	$ 47,112	$ 101,484
Prepaid expense	11,979	6,764
Accounts receivable	16,374	138,563
Inventory	138,045	86,494
Advance payment	43,642
Deposits	4,322	4,322
Total current assets	261,474	337,627

Fixed assets:
Intangible asset, net accumulated depreciation
of $1,742	7,685	3,571
Furniture and equipment, net
accumulated depreciation of $9231	51,766	48,554
Total fixed assets	59,451	52,125
TOTAL ASSETS	$ 320,925	$ 389,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 253,254	$ 208,711
Loan payable	12,962	13,176
Loan payable-related party	210,000	-
Interest payable	413	-
Total current liabilities	476,629	221,887

Long-term liabilities:
Loan payable	17,283	20,333
Total long-term liabilities	17,283	20,333
Total liabilities	493,912	242,220

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	23,244	23,244
authorized, 23,243,835 and 23,243,835 issued and
outstanding as of 11/30/13 and 8/31/13,
Respectively
Prepaid consulting fees paid in common stock	(1,143,351)	(1,209,314)
Additional paid-in capital	2,689,073	2,689,073
Deficit accumulated during development stage	(1,741,953)	(1,355,471)
Total stockholders' equity	(172,987)	147,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 320,925	$ 389,752

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended November 30, 2013	For the three months ended November 30, 2012	From October 30, 2007 (inception) to November 30, 2013
Revenue	$ 119,007	$ -	$ 257,570
Cost of goods sold	67,790	-	143,822
Gross profit	51,217	-	113,748

Expenses:
Acquisition costs	-	-	343,484
Accounting fees	23,935	3,042	126,440
Advertising	20,000	-	27,054
Operating expenses	369,524	341,326	1,188,257
Operating expenses - related party	23,667	19,058	106,225
Total operating expenses	437,126	363,426	1,791,460

Other income and expenses:
Foreign exchange loss/(gain)	11	207	68,946
Interest expense/(income)	(584)	810	(8,152)
(Loss) on investment	-	125,035	(125,035)
Total other expenses	(573)	126,052	(64,241)

Net (Loss)	$ (386,482)	$ (489,478)	$ (1,741,953)

Weighted average number of common
shares outstanding- basic	23,243,835	11,000,000

Net loss per share	$ (0.00)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended November 30, 2013	For the three months ended November 30, 2012	From October 30, 2007 (inception) to November 30, 2013
OPERATING ACTIVITIES
Net loss	$ (386,482)	$ (489,478)	$ (1,741,953)
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Depreciation and amortization	4,295	227	10,972
Amortization of prepaid stock compensation	65,963	-	184,449
Foreign exchange loss/(gain)	-	-	(69,400)
Changes in operating assets:
Decrease (increase) in accounts receivable	123,984	(843)	151,780
Decrease (increase) in accounts receivable	(1,795)	-	(140,358)
Decrease (increase) in deposits	-	(1,018)	(86,494)
Decrease (increase) in inventory	(51,551)		(55,873)
Decrease (increase) in advance payment	(43,642)		(43,642)
Decrease (increase) in prepaid expense	(5,214)	519	(39,115)
Changes in operating liabilities:
Increase (decrease) in accounts payable	44,543	10,258	251,530
Increase (decrease) in accrued interest payable	413	810	7,601
Net cash (used) by operating activities	(249,486)	(479,525)	(1,570,503)

INVESTING ACTIVITIES
Purchase of intangible assets	(4,808)	(3,560)	(9,427)
Purchase of fixed assets	(6,815)	(4,681)	(60,998)
Repurchase of treasury stock	-	-	(240,000)
Net cash (used) by investing activities	(11,623)	(8,241)	(310,425)

FINANCING ACTIVITIES
Proceeds from due to former stockholder	-	-	524,501
Repayments for due to former stockholder	-	-	(51,733)
Proceeds from due to officer	210,000	510,561	1,198,044
Repayments for due to officer	-	(117,049)	(8,768)
Proceeds from notes payable	-	-	40,000
Repayments of notes payable	(3,263)	-	(9,754)
Proceeds from sale of common stock	-	-	115,000
Contribution to capital	-	-	120,750
Net cash provided by financing activities	206,737	393,512	1,928,040

NET INCREASE IN CASH	(54,372)	(94,254)	47,112
CASH - BEGINNING OF THE PERIOD	101,484	127,988	-
CASH - END OF THE PERIOD	$ 47,112	$ 33,734	$ 47,112

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Stock payable	-	-	-
Non-cash transactions:
Amortization of prepaid stock compensation	65,963	-	184,449

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Consolidated Unaudited Financial Statements

November 30, 2013

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2013 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2013 audited financial statements. The results of operations for the periods ended November 30, 2013 and November 30, 2012 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2013, the Company has generated $119,006 for this quarter and has accumulated operating losses of 1,741,953 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Consolidated Unaudited Financial Statements

November 30, 2013

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

Your Event, Inc.

(A Development Stage Company)

Notes to the Condensed Consolidated Unaudited Financial Statements

November 30, 2013

(Unaudited)

NOTE 5 – SUBSIDIARY

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

NOTE 6 – LOAN PAYABLE

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

NOTE 7 – RELATED PARTY LINE OF CREDIT

On November 1, 2013, the Company entered into a Promissory Note with C-Five Management, a Japanese corporation for the principal sum of $1,000,000 USD (the Credit Limit), or such lesser amount. The Company promises to pay to C-Five Management a simple rate per annum equal to one point five percent (1.5%) per annum. The outstanding principal amount of the Note and all accrued interest thereon shall be due and payable on or before December 31, 2014. Any principal and interest not paid when due, and any other amount payable by our company and not paid when due, shall bear interest at the simple rate of fourteen point size percent (14.6%). There is no arrangement to maintain compensating balances with a bank in relation with this line of credit. The Company received $165,000 on October 8, 2013 and $45,000 on November 25, 2013 for an outstanding balance of $210,000 as of November 30, 2013.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 6, 2013, the date on which the financial statements were available to be issued.

On March 20, 2013, the Company entered into an agreement with Infinity Holdings as Consultant, whereby Infinity Holdings would be entitled to receive 1,000,000 shares of common stock upon such time as the Company completes equity financing from third parties. Upon completion of the equity financing, these shares were subsequently issued on December 4, 2013.

On January 3, 2014, the Company filed DEF 14C, Definitive Information Statements, with the SEC to announce the amendment to the Articles of Incorporation in order to change the Company’s name from “Your Event, Inc.” to “Hello Sports, Inc.” This name change will become effective January 27, 2014.

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

Employees

The Company has four employees and seven Directors, two of whom are also Officers of the Company. Our Officers perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time-to-time may retain independent consultants in connection with its operations.

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

Results of Operations for the quarter ended November 30, 2013

Revenues

Since inception on October 30, 2007, the Company has generated $257,570 in revenues resulting in a gross profit of $113,748. This resulted in a profit margin of 44% realized on revenue. For the quarter ended November 30, 2013, the Company generated $119,007 resulting in a gross profit of $51,217. This resulted in a profit margin of 43% realized on revenue.

During the quarter ended November 30, 2013, the Company had unaudited $41,112 in cash and a prepaid expense of $11,979, accounts receivable of $16,374, inventory of $138,045, advance payment of $43,642 and deposits of $4,322 for a total current assets of $261,474. Current liabilities, as of November 30, 2013, consisted of accounts payable and accrued liabilities of $252,254, loan payable of $12,962, loan payable-related party of $210,000 and interest payable of $413 for total current liabilities of $476,629.

This compares to audited cash of $101,484, prepaid paid expenses of $6,764, accounts receivable of $138,563, inventory of $86,494 and deposits of $4,322 for total current assets of $337,627 for the year ended August 31, 2012. Current liabilities for the year ended August 31, 2013 consisted of accounts payable and accrued liabilities of $208,711, and a loan payable of $13,176 for total current liabilities of $221,887.

During the three months ended November 30, 2013, the Company had total operating expenses of $437,126, as compared to total operating expenses of $363,426 for the same period last year. The expenses represented in the operating expenses were $23,935 in accounting fees, $20,000 in advertising expenses, $369,524 in operating expenses and $23,667 in operating expenses with a related party. The net (loss) for the three months ended November 30, 2013 was $(386,482) versus a net loss of $(489,478) for the same period last year.

The Company used net cash in operations of $(249,486) and $(1,570,503) during the three month period ended November 30, 2013 and the period from inception to November 30, 2013, respectively, net cash in investing activities of $(11,623) during the three month period ended November 30, 2013; and generated cash of $206,737 and $1,928,040 from financing activities during the three month period ended November 30, 2013 and the period from inception to November 30, 2013, respectively. The funds generated from financing activities were from related party financing, advances from stockholders and bank loan.

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

Going Concern

The Company experienced operating losses of $(1,741,953) since its inception on October 30, 2007 through the period ended November 30, 2013. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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

Significant changes in the number of employees

As of November 30, 2013, we had four employees, seven Directors, two of whom are also Officers of the Company.. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of November 30, 2013, the Company had total current assets of $261,474 and total current liabilities of $476,629. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to generate revenues or find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any new financing can be obtained to future the Company's business plan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of November 30, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended November 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Company's Annual Report on Form 10-K, dated August 31, 2013, and filed with the Commission on December 16, 2013, and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Your Event, Inc. Registrant

Date: January 13, 2014	/s/ Takahito Yasuki
Name: Takahito Yasuki
Title: Principal Executive Officer Principal Financial Officer and Director