Form 10-K/A
period 2013-08-31
Your Event, Inc.
filed 2014-03-25
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A for the year ended August 31, 2013 to amend our Form 10-K originally filed with the U. S. Securities and Exchange Commission on December 16, 2013. We are filing this amendment Form 10-K/A to include: 1) a revised report from our current auditor to more accurately clarify their responsibility; and, 2) a report from our predecessor auditor concerning their responsibility of our audited financials.

This amended Form 10-K/A-1 does not attempt to modify or update any other disclosures set forth in the original Form 10-K except as set forth above. Additionally, this amended Form 10-K, except as set forth above, speaks as of the filing date of the original Form 10-K and does not update or discuss any other Company developments after the date of the original filings.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. When used in this Quarterly Report on Form 10-K/A, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-K/A. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

In this form 10-K/A references to "Your Event", "the Company", "we", "us", and "our" refer to Your Event, Inc.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Financial Statements of Your Event:	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of August 31, 2013 and August 31, 2012	F-3
Consolidated Statements of Operations for year ended August 31, 2013, August 31, 2012 and the Period From October 30, 2007 (Inception) to August 31, 2013	F-4
Consolidated Statement of Stockholders' Deficit for the Period From October 30, 2007 (Inception) to August 31, 2013	F-5
Consolidated Statement of Cash Flows for year ended August 31, 2013, August 31, 2012 and the Period From October 30, 2007 (Inception) to August 31, 2013	F-6
Consolidated Notes to the Financial Statements	F-7

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Your Event, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Your Event, Inc. (A Development Stage Company) as of August 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended August 31, 2013 and since inception on (October 30, 2007) through August 31, 2013. Your Event, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Your Event, Inc. as of August 31, 2012 were audited by other auditors whose report dated November 29, 2012 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K/A. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending August 31, 2013 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K/A, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Total fees paid or accrued to our principal auditor

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K/A and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

The following materials from this Annual Report on Form 10-K/A for the year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language).

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

Your Event, Inc. Registrant

Date: March 25, 2014	/S/ Takahito Yasuki
Name: Takahito Yasuki
Title: President, Director Principal Executive Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ June Tsukamoto (June Tsukamoto)	Chairperson	March 25, 2014

/S/ Takahito Yasuki (Takahito Yasuki)	Director, CEO, CFO (Principal Executive Officer) (Principal Financial Officer)	March 25, 2014

/S/ Noboru Okuda (Noboru Okuda)	Director & Secretary	March 25, 2014

/S/ Kioko Tsukamoto (Kioko Tsukamoto)	Director	March 25, 2014

/S/ Aiki Kobayashi (Aiki Kobayashi)	Director	March 25, 2014

/S/ Fumio Sebata (Fumio Sebata)	External Director	March 25, 2014

/S/ Yasuo Matsuo (Yasuo Matsuo)	Director	March 25, 2014