Form 10-Q
period 2014-02-28
Your Event, Inc.
filed 2014-04-11
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

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

As of April 11, 2014, the registrant’s outstanding common stock consisted of 25,583,835 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2014

Part I. Financial Information

Item 1. Financial Statements

Your Event, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28, 2014	August 31, 2013
ASSETS
Current assets:
Cash	88,746	101,484
Prepaid expense	10,354	6,764
Accounts receivable	11,424	138,563
Inventory	175,964	86,494
Advance payment	86,527
Deposits	4,591	4,322
Total current assets	377,606	337,627

Fixed assets:
Intangible asset, net accumulated depreciation
of $2,528	6,899	3,571
Furniture and equipment, net
accumulated depreciation of $12,744	51,695	48,554
Total fixed assets	58,594	52,125
TOTAL ASSETS	436,200	389,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	330,808	208,711
Loan payable	12,899	13,176
Loan payable-related party	565,000	-
Interest payable	1,881	-
Total current liabilities	910,588	221,887

Long-term liabilities:
Loan payable	15,049	20,333
Total long-term liabilities	15,049	20,333
Total liabilities	925,637	242,220

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	24,244	23,244
authorized, 24,243,835 and 23,243,835 issued and
outstanding as of 2/28/14 and 8/31/13,
Respectively
Prepaid consulting fees paid in common stock	(1,077,389)	(1,209,314)
Additional paid-in capital	2,688,073	2,689,073
Deficit accumulated during development stage	(2,124,365)	(1,355,471)
Total stockholders' equity	(489,437)	147,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	436,200	389,752

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended February 28, 2014	For the three months ended February 28, 2013	For the six months ended February 28, 2014	For the six months ended February 28, 2013
Revenue	15,302	-	134,308	-
Cost of goods sold	9,718	-	77,508	-
Gross profit	5,584	-	56,800	-

Expenses:
Accounting fees	11,100	23,712	35,035	26,754
Advertising	4,884	-	24,884	-
Operating expenses	336,578	91,659	706,103	432,985
Operating expenses - related party	33,818	16,000	57,484	35,058
Total operating expenses	386,380	131,371	823,506	494,797

Other income and expenses:
Foreign exchange gain/(loss)	34	-	46	(207)
Interest income/(expense)	(1,649)	(2,772)	(2,234)	(3,582)
(Loss) on investment	-	-	-	(125,035)
Total other expenses	(1,615)	(2,772)	(2,188)	(128,824)

Net (Loss)	(382,411)	(134,143)	(768,894)	(623,621)

Weighted average number of common
shares outstanding- basic	24,243,835	11,000,000	24,243,835	11,000,000

Net loss per share	($0.02)	($0.06)	($0.03)	($0.01)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended February 28, 2014	For the six months ended February 28, 2013
OPERATING ACTIVITIES
Net loss	(768,894)	(623,621)
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Depreciation and amotization	8,595	913
Amortization of prepaid stock compensation	131,925	-
Foreign exchange gain	-	-
Changes in operating assets:
Decrease (increase) in accounts receivable	131,214	(843)
Decrease (increase) in accounts receivable	(4,075)	-
Decrease (increase) in deposits	(269)	(3,830)
Decrease (increase) in inventory	(89,470)
Decrease (increase) in advance payment	(84,817)
Decrease (increase) in prepaid expense	(3,589)	9,783
Changes in operating liabilities:
Increase (decrease) in accounts payable	120,387	6,314
Increase (decrease) in accrued interest payable	1,881	3,582
Net cash (used) by operating activities	(557,112)	(607,702)

INVESTING ACTIVITIES
Purchase of intangible assets	(4,808)	-
Purchase of fixed assets	(10,256)	(49,642)
Repurchase of treasury stock	-	-
Net cash (used) by investing activities	(15,064)	(49,642)

FINANCING ACTIVITIES
Proceeds from due to officer	565,000	853,457
Proceeds from notes payable	-	40,000
Repayments of notes payable	(5,562)	-
Net cash provided by financing activities	559,438	893,457

NET INCREASE IN CASH	(12,738)	236,113
CASH - BEGINNING OF THE PERIOD	101,484	127,988
CASH - END OF THE PERIOD	88,746	364,101

SUPPLEMENTAL DISCLOSURES:
Non-cash transactions:
Amortization of prepaid stock compensation	131,925	-

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

February 28, 2014

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2013 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2013 audited financial statements. The results of operations for the periods ended February 28, 2014 and February 28, 2013 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2014, the Company has generated $15,302 for this quarter and has accumulated a net loss of $(382,411) for the same period. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

February 28, 2014

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

Seasonal Revenue

The retail sales of the Company’s products are seasonal in nature. Sales of apparel and hard goods will constitute a significant portion of the Company’s sales. Since the Company’s primary customers will consist of major league baseball teams, the Company expects during the off-season, it will generate limited revenues as compared to when the baseball season is in session. The Company generated revenues of $134,308, and no revenues during the six month period ended February 28, 2014, and the same period ended February 28, 2013, respectively.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

February 28, 2014

(Unaudited)

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

NOTE 6 – LOAN PAYABLE

On February 15, 2013 the Company entered into a Promissory Note with a bank for the principal amount of $40,000. Interest on the unpaid principal balance of this Note shall be calculated at the rate of two point five seven percent (2.57%) per annum with a Maturity Date of February 15, 2016. Payments of $1,196.20 are due monthly until the Maturity Date. This Note may be paid earlier than due without penalty. The Company’s Certificates of Deposit in an amount equal to the principal have been used as collateral on this Note.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

February 28, 2014

(Unaudited)

NOTE 7 – RELATED PARTY LOAN PAYABLE

On January 20, 2014, the Company entered into a Loan Agreement with Million Win Investments Limited, a Hong Kong corporation for the principal sum of $160,000 USD. The Company promises to pay to Million Win Investments Limited a simple rate per annum equal to one point five percent (1.5%) per annum. The outstanding principal amount of the Note and all accrued interest thereon shall be due and payable on or before March 31, 2014. Any principal and interest not paid when due, and any other amount payable by our company and not paid when due, shall bear interest at the simple rate of fourteen point size percent (14.6%). There is no arrangement to maintain compensating balances with a bank in relation with this line of credit. The Company has an outstanding balance of $160,606 as of February 28, 2014.

NOTE 8 – RELATED PARTY LINE OF CREDIT

On November 1, 2013, the Company entered into a Promissory Note with C-Five Management, a Japanese corporation for the principal sum of $1,000,000 USD (the Credit Limit), or such lesser amount. The Company promises to pay to C-Five Management a simple rate per annum equal to one point five percent (1.5%) per annum. The outstanding principal amount of the Note and all accrued interest thereon shall be due and payable on or before December 31, 2014. Any principal and interest not paid when due, and any other amount payable by our company and not paid when due, shall bear interest at the simple rate of fourteen point size percent (14.6%). There is no arrangement to maintain compensating balances with a bank in relation with this line of credit. The Company received $165,000 on October 8, 2013, $45,000 on November 25, 2013, $40,000 on December 10, 2013, $50,000 on December 24, 2013, $60,000 on December 26, 2013 and $45,000 on February 28, 2014 for an outstanding balance of $405,000 as of February 28, 2014.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2014, the date on which the financial statements were available to be issued.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual report on Form 10-K for the fiscal year ended August 31, 2012.

Results of Operations

Overview of Current Operations

Your Event, Inc. (the “Company” or the “Registrant”) was incorporated in the state of Nevada on October 30, 2007.

The company has positioned itself to sell and market products under a well-known licensed brand, specifically, Hello Kitty. Your Event signed a Distribution Agreement with Sanrio as their exclusive wholesaler and distributor of Hello Kitty apparel and hard goods that will be sold through the Major League Baseball ("MLB") teams. The co-branded products are to be approved and manufactured by Sanrio.

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

Seasonality

We anticipate that retail sales of our products will be seasonal in nature. Sales of sports apparel will constitute a significant portion of our sales. Since our primary customers will consist of major league baseball teams, we expect during the off-season, we will generate limited revenues as compared to when the baseball season is in session

Recent Event

With the start of the new baseball season, the Company has been busy fulfilling orders for the major league baseball teams. The Company has just shipped products to 27 of the 30 major league baseball teams. The products will be available for sale in each of the baseball park's gift stores and through the Major League Baseball's website.

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

Employees

The Company has four employees and seven Directors, two of whom are also Officers of the Company. Our Officers perform most of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time-to-time may retain independent consultants in connection with its operations.

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

Results of Operations for the quarter ended February 28, 2014

Revenues

For the quarter ended February 28, 2014, the Company has generated $15,302 in revenues resulting in a gross profit of $5,584. For the six-months ended February 28, 2014, the Company generated $134,308 resulting in a gross profit of $56,800.

During the quarter ended February 28, 2014, the Company had unaudited $88,746 in cash and a prepaid expense of $10,354, accounts receivable of $11,424, inventory of $175,964, advance payment of $86,527 and deposits of $4,591 for a total current assets of $377,606. Current liabilities, as of February 28, 2014, consisted of accounts payable and accrued liabilities of $330,808, loan payable of $12,899, loan payable-related party of $565,000 and interest payable of $1,881 for total current liabilities of $910,588.

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

During the three months ended February 28, 2014, the Company had total operating expenses of $386,380, as compared to total operating expenses of $131,371 for the same period last year. The expenses represented in the operating expenses were $11,100 in accounting fees, $4,884 in advertising expenses, $336,578 in operating expenses and $33,818 in operating expenses with a related party. The net (loss) for the three months ended February 28, 2014 was $(382,411) versus a net loss of $(134,143) for the same period last year.

The Company used net cash in operations of $(557,112) during the six month period ended February 28, 2014, net cash in investing activities of $(15,064) during the six month period ended February 28, 2014; and generated cash of $559,438 from financing activities during the six month period ended February 28, 2014. The funds generated from financing activities were from related party financing.

Plan of Operation

Management believes that the Company will be able to generate revenues during the coming year. The Company's need for capital may change dramatically if it can generate revenues from its operations. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

The Company experienced operating losses of $(2,124,365) since its inception on October 30, 2007 through the period ended February 28, 2014. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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

Significant changes in the number of employees

As of February 28, 2014, we had four employees, seven Directors, two of whom are also Officers of the Company.. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of February 28, 2014, the Company had total current assets of $377,606 and total current liabilities of $436,200. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to generate revenues or find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any new financing can be obtained to future the Company's business plan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 28, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended February 28, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on March 31, 2014. Set forth below are the final voting results for each of the proposals submitted to a vote of the shareholders.

		Votes For	Votes Against	Abstentions	Broker Non-Votes
1.	Election of Directors:
	June Tsukamoto	20,370,000	0	0	0
	Takahito Yasuki	20,370,000	0	0	0
	Noboru Okuda	20,370,000	0	0	0
	Keiichi Tsukamoto	20,370,000	0	0	0
	Kioko Tsukamoto	20,370,000	0	0	0
	Aiki Kobayashi	20,370,000	0	0	0
	Fumio Sabata.	20,370,000	0	0	0
	Yasuo Matsuo	20,370,000	0	0	0

	Votes For		Votes Against	Abstentions	Broker Non-Votes
2.	Approval of 2014 Stock Option Plan	20,370,000	0	0	0
3.	Ratify Appointment of Independent Registered Public Accounting Firm	20,370,000	0	0	0
4.	Provide an Advisory Vote on the Company's Executive Compensation (the "Say on Pay" Vote)	20,370,000	0	0	0

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

=======================================================================

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at February 28, 2014 (unaudited), and August 31, 2013 (audited).

(2) Unaudited Condensed Interim Statements of Operations for the three-month and six month period ended February 28, 2014, and February 28, 2013.

(3) Unaudited Condensed Interim Statements of Cash Flows for the three-month and six month period ended February 28, 2014, and February 28, 2013.

(4) Notes to the Unaudited Condensed Interim financial statements.

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

Your Event, Inc. Registrant

Date: April 11, 2014	/s/ Takahito Yasuki
Name: Takahito Yasuki
Title: Principal Executive Officer Principal Financial Officer and Director