Form 10-Q
period 2014-05-31
Your Event, Inc.
filed 2014-07-14
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

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

As of July 11, 2014, the registrant’s outstanding common stock consisted of 25,593,835 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2014

Part I. Financial Information

Item 1. Financial Statements

Your Event, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2014	August 31, 2013
ASSETS
Current assets:
Cash	$ 111,772	$ 101,484
Prepaid expense	9,306	6,764
Accounts receivable	481,326	138,563
Inventory	1,679,614	86,494
Advance payment	547	-
Deposits	3,792	4,322
Total current assets	2,286,357	337,627

Fixed assets:
Intangible asset, net accumulated depreciation
of $3,313	6,114	3,571
Furniture and equipment, net
accumulated depreciation of $31,598	141,265	48,554
Total fixed assets	147,379	52,125
TOTAL ASSETS	$ 2,433,736	$ 389,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 2,144,567	$ 208,711
Loan payable	12,798	13,176
Loan payable-related party	1,000,000	-
Interest payable	5,019	-
Total current liabilities	3,162,384	221,887

Long-term liabilities:
Loan payable-related party	701	-
Loan payable	11,731	20,333
Total long-term liabilities	12,432	20,333
Total liabilities	3,174,816	242,220

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	24,244	23,244
authorized, 24,243,835 and 23,243,835 issued and
outstanding as of 5/31/14 and 8/31/13,
Respectively
Prepaid consulting fees paid in common stock	(1,959,390)	(1,209,314)
Additional paid-in capital	3,735,824	2,689,073
Deficit accumulated during development stage	(2,541,758)	(1,355,471)
Total stockholders' equity	(741,080)	147,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,433,736	$ 389,752

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended May 31, 2014	For the three months ended May 31, 2013	For the nine months ended May 31, 2014	For the nine months ended May 31, 2013
Revenue	$ 620,378	$ -	$ 754,686	$ -
Cost of goods sold	300,425	-	377,933	-
Gross profit	$ 319,953	$ -	$ 376,753	$ -

Expenses:
Accounting fees	$ 8,402	$ 3,010	$ 43,437	$ 27,764
Advertising	89,514	5,000	114,398	5,000
Operating expenses	614,522	141,391	1,304,204	336,375
Operating expenses - related party	38,120	19,000	95,605	54,058
Total operating expenses	750,558	168,401	1,557,644	423,197

Other income and expenses:
Foreign exchange gain/(loss)	87	-	133	(207)
Interest income/(expense)	(3,295)	(2,622)	(5,529)	(6,205)
(Loss) on investment	-	-	-	(125,035)
Total other expenses	(3,208)	(2,622)	(5,396)	(131,447)

Net (Loss)	$ (433,813)	$ (171,023)	$ (1,186,287)	$ (554,644)

Weighted average number of common
shares outstanding- basic	23,243,835	11,473,043	23,243,835	11,159,414

Net loss per share	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.05)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended May 31, 2014	For the nine months ended May 31, 2013
OPERATING ACTIVITIES
Net loss	$ (1,186,287)	$ (554,644)
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Depreciation and amotization	28,666	3,625
Amortization of prepaid stock compensation	297,674	-
Changes in operating assets:
Decrease (increase) in accounts receivable	(342,763)	(783)
Decrease (increase) in deposits	530	(3,830)
Decrease (increase) in inventory	(1,593,120)	-
Decrease (increase) in advance payment	(547)	-
Decrease (increase) in prepaid expense	(2,541)	18,260
Changes in operating liabilities:
Increase (decrease) in accounts payable	1,936,126	9,649
Increase (decrease) in accounts payable-	-	6,500
related party
Increase (decrease) in accrued interest payable	5,019	3,622
Net cash (used) by operating activities	(857,243)	(517,601)

INVESTING ACTIVITIES
Purchase of intangible assets	(4,808)	-
Purchase of fixed assets	(118,681)	(51,173)
Repurchase of treasury stock	-	-
Net cash (used) by investing activities	(123,489)	(51,173)

FINANCING ACTIVITIES
Proceeds from due to former stockholder	1,000,000	-
Repayments for due to former stockholder	-	-
Proceeds from due to officer	-	616,426
Repayments for due to officer	-	-
Proceeds from notes payable	-	36,752
Repayments of notes payable	(8,980)	-
Proceeds from sale of common stock	-	-
Contribution to capital	-	-
Net cash provided by financing activities	991,020	653,178

NET INCREASE IN CASH	10,288	84,404
CASH - BEGINNING OF THE PERIOD	101,484	127,988
CASH - END OF THE PERIOD	$ 111,772	$ 212,392

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Stock payable	-	-
Non-cash transactions:
Amortization of prepaid stock compensation	297,674	-
Prepaid stock compensation	1,047,750
Stock issued for repayment of debt	-	272,000

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

May 31, 2014

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2013 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2013 audited financial statements. The results of operations for the periods ended May 31, 2014 and May 31, 2013 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2014, the Company has generated $620,378 in revenues for this quarter and has accumulated a net loss of $(433,813) for the same period. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

May 31, 2014

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

Inventory

The Company is a wholesaler/distributor that purchases from the manufacturer to meet sales forecasts based on internal projections and confirmed customer demand. Merchandise purchased from the manufacturer is shipped directly to the customer, or to the Company's warehouse. A portion of the orders are purchased directly by the client upon delivery, with the remainder on consignment.

Seasonal Revenue

The retail sales of the Company’s products are seasonal in nature. Sales of apparel and hard goods will constitute a significant portion of the Company’s sales. Since the Company’s primary customers will consist of major league baseball teams, the Company expects during the off-season, it will generate limited revenues as compared to when the baseball season is in session. The Company generated revenues of $620,378, during the three month period ended May 31, 2014, versus no revenues for the same period ended May 31, 2013, when the Company was inactive.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

May 31, 2014

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

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

May 31, 2014

(Unaudited)

NOTE 7 – RELATED PARTY LOAN PAYABLE

On January 20, 2014, the Company entered into a Loan Agreement with Million Win Investments Limited, a Hong Kong corporation for the principal sum of $160,000 USD. The Company promised to pay to Million Win Investments Limited a simple rate per annum equal to one point five percent (1.5%) per annum. The Company and Million Win agreed to extend the date to December 31, 2014, when the outstanding principal amount of the Note and all accrued interest thereon ~~was~~ becomes due and payable. Million Win Investments has recently assigned this Note to RxTrading, a Hong Kong company. Any principal and interest not paid when due, and any other amount payable by our company and not paid when due, shall bear interest at the simple rate of fourteen point size percent (14.6%). There is no arrangement to maintain compensating balances with a bank in relation with this line of credit. The Company has an outstanding balance of $160,600 as of May 31, 2014.

NOTE 8 – RELATED PARTY LINE OF CREDIT

On November 1, 2013, the Company entered into a Promissory Note with C-Five Management, a Japanese corporation for the principal sum of $1,000,000 USD (the Credit Limit), or such lesser amount. The Company promises to pay to C-Five Management a simple rate per annum equal to one point five percent (1.5%) per annum. The outstanding principal amount of the Note and all accrued interest thereon shall be due and payable on or before December 31, 2014. Any principal and interest not paid when due, and any other amount payable by our company and not paid when due, shall bear interest at the simple rate of fourteen point size percent (14.6%). There is no arrangement to maintain compensating balances with a bank in relation with this line of credit. The Company received $165,000 on October 8, 2013, $45,000 on November 25, 2013, $40,000 on December 10, 2013, $50,000 on December 24, 2013, $60,000 on December 26, 2013, $45,000 on February 28, 2014, $95,000 on March 12, and $150,000 on April 3 for an outstanding balance of $654,743.75 as of May 31, 2014.

The Company received a loan of $140,000 on March 26, 2014, and additional loans of $50,000 on May 7, 2014 and $110,144.93 on June 10, 2014 from Billion Sino (Asia), a Hong Kong Company. On June 16, 2014, the Company repaid $112,592.59, the principal amount of the June 10, 2014 loan, including handling fees. The Company promised to pay to Billion Sino a simple rate per annum equal to one point five percent (1.5%) per annum. These loans becomes due and payable on December 31, 2014, and represent advances on a $1,000,000 Line of Credit, for which the Company is in the process of negotiating with Billion Sino (Asia).

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 1, 2014, the date on which the financial statements were available to be issued.

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

\

Results of Operations

Overview of Current Operations

Your Event, Inc. (the “Company” or the “Registrant”) was incorporated in the state of Nevada on October 30, 2007.

The company has positioned itself to sell and market products under a well-known licensed brand, specifically, Hello Kitty. Your Event signed a Distribution Agreement with Sanrio as their exclusive wholesaler and distributor of Hello Kitty apparel and hard goods that will be sold through the Major League Baseball ("MLB") teams. The co-branded products are to be approved by Sanrio, and manufactured by Sanrio, Forever Collectibles, an Outerstuff Ltd.

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

•         eyeglass frames

•         plush seat cushions

•         plush dolls

•         keychains

•         pouch

•         cell phone charm

•         fan

•         photo stand

•         wallet

•         laptop cover

•         patch

•         mouse pad

•         eye mask

•         can foam cooler

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

Our company is solely responsible for all matters pertaining to the conceptual design and development of all merchandise co-branded between Hello Kitty Merchandise and Major League Baseball, however the final approvals on these designs and products lies with Major League Baseball, the Licensor, and Sanrio, with whom we have an exclusive distribution agreement.

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

Marketing and Sales Plan

The Company's Marketing and Sales Plan produces three main revenue sources that include:

1. Retail Stores on the Premise of MLB Ballparks Owned by and Directly Controlled by MLB.

Our products are sold primarily in sports stores, which are owned, operated and located in the Major League Baseball stadiums located in the United States and Canada. For this reason, our sales are seasonable, whereby they increase during the regular baseball season, and decrease during the off-season.

2. Premium Giveaway Events & Other Special Promotions.

During the regular baseball season, we organize premium giveaway events with MLB. For example, we organized at the Dodger Stadium, Los Angeles, CA, a Hello Kitty bobble head giveaway event on June 3 and a Hello Kitty travel mug giveaway July 10, 2014. We also had Hello Kitty Day at AT&T Park in San Francisco on June 8, 2014. These events are an integrated part of our marketing effort to raise awareness of Hello Kitty with MLB fans, and to establish our brand identity. We are also planning on selling limited edition products. The main goal of special edition items is to create a brand loyalty in the market and generate consumer awareness for our brand.

3. Online Stores Directly Operated by MLB (MLB.com)

An e-commerce MLB website overcomes geographical limitations. It also allows us to gain new customers with search engine visibility. MLB is one of the most successful brands in the world. MLB.com makes it possible for us to reach thousands of Hello Kitty/MLB fans. This distribution channel is another revenue source for the Compay. In addition to MLB.com, we are looking into other online stores to sell our items.

Seasonality

The retail sales of our products are seasonal in nature. Sales of sports apparel constitute a significant portion of our sales. Since our primary customers will consist of major league baseball teams, we expect during the off-season, we will generate limited revenues as compared to when the baseball season is in session

Competition

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

Employees

The Company has four employees and eight Directors, two of whom are also Officers of the Company. Our Officers perform most of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time-to-time may retain independent consultants in connection with its operations.

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

Results of Operations for the quarter ended May 31, 2014

Revenues

For the quarter ended May 31, 2014, the Company has generated $620,378 in revenues resulting in a gross profit of $319,953. For the nine-months ended May 31, 2014, the Company generated $754,686 resulting in a gross profit of $376,753. This compares to no revenues for the same period last year, when the Company had no product for sale.

During the quarter ended May 31, 2014, the Company had unaudited $111,772 in cash and a prepaid expense of $9,306, accounts receivable of $481,326, inventory of $1,679,614, advance payment of $547 and deposits of $3,792 for a total current assets of $2,286,357. Current liabilities, as of May 31, 2014, consisted of accounts payable and accrued liabilities of $2,144,567, loan payable of $12,798, loan payable-related party of $1,000,000 and interest payable of $5,019 for total current liabilities of $3,162,384.

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

During the three months ended May 31, 2014, the Company had total operating expenses of $750,558, as compared to total operating expenses of $168,401 for the same period last year. The expenses represented in the operating expenses were $8,402 in accounting fees, $89,514 in advertising expenses, $614,522 in operating expenses and $38,120 in operating expenses with a related party. The net (loss) for the three months ended May 31, 2014 was $(433,813) $(0.02) per share versus a net loss of $(171,023) or $(0.01) per share for the same period last year.

During the nine months ended May 31, 2014, the Company had total operating expenses of $1,557,644, as compared to total operating expenses of $423,197 for the same period last year. The expenses represented in the operating expenses were $43,437 in accounting fees, $114,398 in advertising expenses, $1,304,204 in operating expenses and $95,605 in operating expenses with a related party. The net (loss) for the nine months ended May 31, 2014 was $(1,186,287) or $(0.05) per share versus a net loss of $(554,644) or $(0.05) per share for the same period last year.

The Company used net cash in operations of $(857,243) during the nine month period ended May 31, 2014, net cash in investing activities of $(123,489) during the nine month period ended May 31, 2014; and generated cash of $991,020 from financing activities during the nine month period ended May 31, 2014. The funds generated from financing activities were from related party financing, advances from stockholders and bank loan.

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

Going Concern

The Company experienced operating losses of $(2,541,758) since its inception on October 30, 2007 through the period ended May 31, 2014. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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

Significant changes in the number of employees

As of May 31, 2014, we had four employees, eight Directors, two of whom are also Officers of the Company. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of May 31, 2014, the Company had total current assets of $2,286,357 and total current liabilities of $3,162,384. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to generate revenues or find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any new financing can be obtained to future the Company's business plan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of May 31, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended May 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Your Event, Inc. Registrant

Date: July 11, 2014	/s/ Takahito Yasuki
Name: Takahito Yasuki
Title: Principal Executive Officer Principal Financial Officer and Director