Form 10-Q
period 2014-11-30
Your Event, Inc.
filed 2015-01-20
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

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

As of January 20, 2015, the registrant’s outstanding common stock consisted of 24,243,835 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2014

Part I. Financial Information

Item 1. Financial Statements

Your Event, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30, 2014	August 31, 2014
ASSETS
Current assets:
Cash	$ 63,138	$ 121,842
Prepaid expense	5,567	3,293
Accounts receivable	160,468	314,914
Inventory	1,458,813	1,582,694
Advance payment	-	190
Deposits	3,300	3,792
Total current assets	1,691,286	2,026,725

Fixed assets:
Intangible asset, net accumulated depreciation
of $4,885	4,542	5,332
Furniture and equipment, net
accumulated depreciation of $69,307	103,557	122,408
Total fixed assets	108,099	127,740
TOTAL ASSETS	$ 1,799,385	$ 2,154,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 2,111,632	$ 2,185,741
Loan payable	12,449	12,656
Loan payable-related party	1,040,000	1,000,000
Interest payable	11,969	8,469
Total current liabilities	3,176,050	3,206,866

Long-term liabilities:
Loan payable	5,187	8,438
Total long-term liabilities	5,187	8,438
Total liabilities	3,181,237	3,215,304

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	24,244	24,244
authorized, 24,243,835 and 24,243,835 issued and
outstanding as of 11/30/14 and 8/31/14,
Respectively
Additional paid-in capital	3,287,218	3,137,538
Accumulated deficit	(4,693,314)	(4,222,621)
Total stockholders' equity	(1,381,852)	(1,060,839)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,799,385	$ 2,154,465

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended November 30, 2014	For the three months ended November 30, 2013
Revenue	$ 228,435	$ 119,007
Cost of goods sold	155,156	67,790
Gross profit	73,279	51,217

Expenses:
Accounting fees	16,242	23,935
Advertising	12,617	20,000
General and administrative	505,779	369,524
General and administrative - related party	7,000	23,667
Total operating expenses	541,638	437,126

Other income and expenses:
Foreign exchange gain/(loss)	1,284	11
Interest income/(expense)	(3,618)	(584)
Total other expenses	(2,334)	(573)

Net (Loss)	$ (470,693)	$ (386,482)

Weighted average number of common
shares outstanding- basic	24,243,835	23,243,835

Net loss per share	$ (0.02)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended November 30, 2014	For the three months ended November 30, 2013
OPERATING ACTIVITIES
Net loss	$ (470,693)	$ (386,482)
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Depreciation and amotization	19,640	4,295
Amortization of stock compensation	149,679	65,963
Changes in operating assets:
Decrease (increase) in accounts receivable	154,446	122,189
Decrease (increase) in deposits	492	-
Decrease (increase) in inventory	123,881	(51,551)
Decrease (increase) in advance payment	(1,520)	(43,642)
Decrease (increase) in prepaid expense	(2,274)	(5,214)
Changes in operating liabilities:
Increase (decrease) in accounts payable	(72,398)	44,543
Increase (decrease) in accrued interest payable	3,500	413
Net cash (used) by operating activities	(95,247)	(249,486)

INVESTING ACTIVITIES
Purchase of intangible assets	-	(4,808)
Purchase of fixed assets	-	(6,815)
Net cash (used) by investing activities	-	(11,623)

FINANCING ACTIVITIES
Proceeds from due to former stockholder	40,000	-
Proceeds from due to officer	-	210,000
Repayments of notes payable	(3,457)	(3,263)
Net cash provided by financing activities	36,543	206,737

NET INCREASE IN CASH	(58,704)	(54,372)
CASH - BEGINNING OF THE PERIOD	121,842	101,484
CASH - END OF THE PERIOD	$ 63,138	$ 47,112

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non-cash transactions:
Amortization of stock compensation	149,679	65,963

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

November 30, 2014

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2014 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements. The results of operations for the periods ended November 30, 2014 and November 30, 2013 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2014, the Company has generated $228,435 in revenues for this quarter and has accumulated a net loss of $(470,693) for the same period. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

November 30, 2014

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

Seasonal Revenue

The retail sales of the Company’s products are seasonal in nature. Sales of apparel and hard goods will constitute a significant portion of the Company’s sales. Since the Company’s primary customers will consist of major league baseball teams, the Company expects during the off-season, it will generate limited revenues as compared to when the baseball season is in session. The Company generated revenues of $228,435, during the three month period ended November 30, 2014, versus $119,007 for the same period ended November 30, 2013.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

November 30, 2014

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

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

November 30, 2014

(Unaudited)

NOTE 7 – RELATED PARTY LINE OF CREDIT

The Company received a loan of $140,000 on March 26, 2014, and additional loans of $50,000 on May 7, 2014 and $110,144.93 on June 10, 2014 from Triple A Investment Co. (formerly known as Billion Sino (Asia)), a Hong Kong Company. On June 16, 2014, the Company repaid $112,592.59, the principal amount of the June 10, 2014 loan, including handling fees. The Company promised to pay to Triple A Investment Co. a simple rate per annum equal to one point five percent (1.5%) per annum. These loans become due and payable on December 31, 2014, and represent advances on a $1,000,000 Line of Credit, for which the Company is in the process of negotiating with Triple A Investment Co.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 20, 2015, the date on which the financial statements were available to be issued.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual report on Form 10-K for the fiscal year ended August 31, 2014.

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

Results of Operations for the quarter ended November 30, 2014

Revenues

For the first quarter ended November 30, 2014, the Company generated $228,435 in revenues resulting in a gross profit of $73,279. This compares to $119,007 in revenues for the same period last year with a gross profit of $51,217.

During the quarter ended November 30, 2014, the Company had unaudited $63,138 in cash and a prepaid expense of $5,567, accounts receivable of $160,468, inventory of $1,458,813 and deposits of $3,300 for a total current assets of $1,691,286. Unaudited current liabilities, as of November 30, 2014, consisted of accounts payable and accrued liabilities of $2,111,632, loan payable of $12,449, loan payable-related party of $1,040,000 and interest payable of $11,969 for total current liabilities of $3,176,050.

This compares to audited cash of $121,842, prepaid expenses of $3,293, accounts receivable of $314,914, inventory of $1,582,694, advance payment of $190 and deposits of $3,792 for total current assets of $2,026,725 for the year ended August 31, 2014. Current liabilities for the year ended August 31, 2014 consisted of accounts payable and accrued liabilities of $2,185,741, a loan payable of $12,656, related party loan of $1,000,000 and interest payable of $8,469 for total current liabilities of $3,206,866.

During the three months ended November 30, 2014, the Company had total operating expenses of $541,638, as compared to total operating expenses of $437,126 for the same period last year. The expenses represented in the operating expenses were $16,242 in accounting fees, $12,617 in advertising expenses, $505,779 in general administrative expenses and $7,000 in operating expenses with a related party. The net (loss) for the three months ended November 30, 2014 was $(470,693) or $(0.02) per share versus a net loss of $(386,482) or $(0.02) per share for the same period last year.

The Company used net cash in operations of $(95,247) during the three month period ended November 30, 2014, and generated cash of $36,543 from financing activities during the three month period ended November 30, 2014. The funds generated from financing activities were from proceeds from due to former stockholder.

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

Going Concern

The Company experienced an accumulated deficit of $(4,693,314) since its inception on October 30, 2007 through the period ended November 30, 2014. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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

Significant changes in the number of employees

As of November 30, 2014, we had four employees, seven Directors, two of whom are also Officers of the Company.. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of November 30, 2014, the Company had total current assets of $1,691,286 and total current liabilities of $3,176,050. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to generate revenues or find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any new financing can be obtained to future the Company's business plan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of November 30, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended November 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Company's Annual Report on Form 10-K, dated August 31, 2014, and filed with the Commission on December 15, 2014, and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

No items were submitted to shareholders for vote during the quarter ending November 3, 2014.

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

Your Event, Inc. Registrant

Date: January 20, 2015	/s/ Takahito Yasuki
Name: Takahito Yasuki
Title: Principal Executive Officer Principal Financial Officer and Director