Form 10-Q
period 2015-05-31
Your Event, Inc.
filed 2015-11-27
CIK 1424100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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

As of November 25, 2015, the registrant’s outstanding common stock consisted of 24,243,835 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Your Event, Inc.

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2015

Part I. Financial Information

Item 1. Financial Statements

Your Event, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2015	August 31, 2014
ASSETS
Current assets:
Cash	7,284	121,842
Prepaid expense	3,170	3,293
Accounts receivable	36,234	314,914
Inventory	1,397,985	1,582,694
Advance payment	-	190
Deposits	-	3,792
Total current assets	1,444,673	2,026,725

Fixed assets:
Intangible asset, net accumulated depreciation
of $6,456	2,972	5,332
Furniture and equipment, net
accumulated depreciation of $88,102	41,408	122,408
Total fixed assets	44,380	127,740
TOTAL ASSETS	1,489,053	2,154,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,044,228	2,185,741
Loan payable	6,683	12,656
Loan payable-related party	1,066,300	1,000,000
Interest payable	19,246	8,469
Total current liabilities	3,136,457	3,206,866

Long-term liabilities:
Loan payable	-	8,438
Total long-term liabilities	-	8,438
Total liabilities	3,136,457	3,215,304

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	24,244	24,244
authorized, 24,243,835 and 24,243,835 issued and
outstanding as of 5/31/15 and 8/31/14, respectively
Additional paid-in capital	3,586,575	3,137,538
Deficit accumulated during development stage	(5,258,223)	(4,222,621)
Total stockholders' equity	(1,647,404)	(1,060,839)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,489,053	$2,154,465

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended May 31, 2015	For the three months ended May 31, 2014	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014
Revenue	82,290	620,378	294,208	754,686
Inventory shrinkage	-	-	41,296	-
Cost of goods sold	32,127	300,425	156,927	377,933
Gross profit	50,163	319,953	95,985	376,753

Expenses:
Accounting fees	5,350	8,402	29,192	43,437
Advertising	429	89,514	13,046	114,398
Bad debt expense	99,668	-	99,668	-
General and administrative	216,065	614,522	1,011,935	1,304,204
General and administrative - related party	0	38,120	7,000	95,605
Total operating expenses	321,512	750,558	1,160,841	1,557,644

Other income and expenses:
Foreign exchange gain/(loss)	-	87	1,284	133
Interest income/(expense)	(3,677)	(3,295)	(10,993)	(5,529)
Other income	-	-	38,964
(Loss) on investment	-	-	-	-
Total other expenses	(3,677)	(3,208)	29,255	(5,396)

Net (Loss)	(275,026)	(433,813)	(1,035,602)	(1,186,287)

Weighted average number of common
shares outstanding- basic	24,243,835	23,243,835	24,243,835	23,899,513

Net loss per share	($0.01)	($0.02)	($0.05)	($0.05)

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014
OPERATING ACTIVITIES
Net loss	(1,035,602)	(1,186,287)
Adjustment to reconcile net loss from operations
to net cash used in operating activities:
Depreciation and amortization	56,823	28,666
Loss on sale of fixed assets	4,726	297,674
Amortization of stock compensation	449,037	297,674
Changes in operating assets:
Decrease (increase) in accounts receivable	179,012	(342,763)
Decrease (increase) in deposits	3,792	530
Decrease (increase) in inventory	184,709	(1,593,120)
Decrease (increase) in advance payment	190	(547)
Decrease (increase) in prepaid expense	123	(2,541)
Decrease (increase) in accounts receivable	99,668	-
Changes in operating liabilities:
Increase (decrease) in accounts payable	(141,513)	1,936,126
Increase (decrease) in accrued interest payable	10,777	5,019
Net cash (used) by operating activities	(188,258)	(857,243)

INVESTING ACTIVITIES
Purchase of intangible assets	-	(4,808)
Purchase of fixed assets	-	(118,681)
Proceed from sale of fixed assets	21,811	-
Net cash (used) by investing activities	21,811	(123,489)

FINANCING ACTIVITIES
Proceeds from former stockholder	66,300	1,000,000
Proceeds from due to officer	-	-
Repayments of notes payable	(14,111)	(8,980)
Net cash provided by financing activities	51,889	991,020

NET INCREASE IN CASH	(114,558)	10,288
CASH - BEGINNING OF THE PERIOD	121,842	101,484
CASH - END OF THE PERIOD	7,284	111,772

SUPPLEMENTAL DISCLOSURES:
Non-cash transactions:
Amortization of stock compensation	449,037	297,674
Prepaid stock compensation	-	1,047,750

The accompanying notes are an integral part of these financial statements.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

May 31, 2015

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The financial data presented herein is unaudited and should be read in conjunction with the financial statements and accompanying notes included in the 2014 Annual Report on Form 10-K filed by Your Event, Inc. (which, unless the context requires otherwise, shall be referred to herein as the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements. The results of operations for the periods ended May 31, 2015 and May 31, 2014 are not indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2015, the Company has generated $82,290 in revenues for this quarter and has accumulated a net loss of $(275,026) for the same period. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for the acquisition of business across several industry sectors through the implementation of well-defined management strategies. While the Company is putting forth its best efforts to achieve these plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

May 31, 2015

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

Seasonal Revenue

The retail sales of the Company’s products are seasonal in nature. Sales of apparel and hard goods will constitute a significant portion of the Company’s sales. Since the Company’s primary customers will consist of major league baseball teams, the Company expects during the off-season, it will generate limited revenues as compared to when the baseball season is in session. The Company generated revenues of $82,290, during the three month period ended May 31, 2015, versus $620,378 for the same period ended May 31, 2014.

Your Event, Inc.

Notes to the Condensed Consolidated Unaudited Financial Statements

May 31, 2015

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

May 31, 2015

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 25, 2015, the date on which the financial statements were available to be issued.

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

Our Pricing Plan

We market our products at multiple price points allowing us to provide products to a broad range of consumers. As a result of our broad distribution platform, we are a licensee and supplier of a premier branded name product. Our strategy is to seek sports licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

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

3. Online Stores Directly Operated by MLB (MLB.com)

An e-commerce MLB website overcomes geographical limitations. It also allows us to gain new customers with search engine visibility. MLB is one of the most successful brands in the world. MLB.com makes it possible for us to reach thousands of Hello Kitty/MLB fans. This distribution channel is another revenue source for the Company. In addition to MLB.com, we are looking into other online stores to sell our items.

Inadequate Inventory Levels

The Company faces a serious inventory problem. Current inventories consist of unsold and unpaid merchandise from last year. The Company has sold-out its more popular items and is unable to replace these items until they pay-off the inventory on hand. Based on the fact that higher turnover merchandise is not available for sale, the Company is not spending money on marketing programs. This has negatively affect business results for this year. The Company needs new merchandise to sell, but they are unable to order new or popular selling merchandise until their past inventory has been paid-off. The Company's most popular items are not available, until such time as they pay off their outstanding inventory debt. Unless new funding comes into the Company, or management can find another solution, management expects it will take considerable time to pay-off this inventory debt.

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

Results of Operations for the quarter ended May 31, 2015

Revenues

For the third quarter ended May 31, 2015, the Company generated $82,290 in revenues resulting in a gross profit of $50,163. This compares to $294,208 in revenues for the same period last year with a gross profit of $95,985. Revenues fell based on a lack of inventory for the most popular baseball teams. Current inventories consist of unsold and unpaid merchandise from last year. The Company needs to sell this inventory before they can order inventory that has a higher turnover. For this reason, the Company has not been spending money on marketing and management expects revenues will continue to suffer this year.

During the quarter ended May 31, 2015, the Company had unaudited $7,284 in cash and a prepaid expense of $3,170, accounts receivable of $36,234, inventory of $1,397,985 for total current assets of $1,444,673. Unaudited current liabilities, as of May 31, 2015, consisted of accounts payable and accrued liabilities of $2,044,228, loan payable of $6,683, loan payable-related party of $1,066,300 and interest payable of $19,246 for total current liabilities of $3,136,457. During the quarter ended May 31, 2015, the Company wrote-off $99,688 as accounts receivable and classified the write-off as bad debt, since the funds were no longer collectable.

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

During the three months ended May 31, 2015, the Company had total operating expenses of $321,512, as compared to total operating expenses of $750,558 for the same period last year. The expenses represented in the operating expenses were $5,350 in accounting fees, $429 in advertising expenses, $99,668 in bad debt, $216,065 in general administrative expenses and $0 in operating expenses with a related party. The net (loss) for the three months ended May 31, 2015 was $(275,026) or $(0.01) per share versus a net loss of $(433,813) or $(0.02) per share for the same period last year.

During the nine months ended May 31, 2015, the Company had total operating expenses of $1,160,841, as compared to total operating expenses of $1,557,644 for the same period last year. The expenses represented in the operating expenses were $29,192 in accounting fees, $13,046 in advertising expenses, $99,668 in bad debt expense, $1,011,935 in general administrative expenses and $7,000 in operating expenses with a related party. The net (loss) for the nine months ended May 31, 2015 was $(1,035,602) or $(0.05) per share versus a net loss of $(1,186,287) or $(0.05) per share for the same period last year.

The Company used net cash in operations of $(188,258), generated cash of $21,811 from investing activities, and generated cash of $51,889 from financing activities during the nine month period ended May 31, 2015. The funds generated from financing activities included $66,300 in proceeds from a former stockholder.

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

Going Concern

The Company experienced an accumulated deficit of $(5,158,555) since its inception on October 30, 2007 through the period ended May 31, 2015. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

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

Significant changes in the number of employees

As of May 31, 2015, we had four employees, seven Directors, two of whom are also Officers of the Company. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of May 31, 2015, the Company had total current assets of $1,444,673 and total current liabilities of $3,136,457. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to generate revenues or find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any new financing can be obtained to future the Company's business plan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of May 31, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended May 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

No items were submitted to shareholders for vote during the quarter ending May 31, 2015.

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

Your Event, Inc. Registrant

Date: November 25, 2015	/s/ Takahito Yasuki
Name: Takahito Yasuki
Title: Principal Executive Officer Principal Financial Officer and Director